Form 10-Q
period 1996-06-30
JP REALTY INC
filed 1996-08-09
CIK 912080

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                              FORM 10-Q



(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

                                 OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

                   Commission file number 1-12560



                          JP REALTY, INC.
                          ---------------
       (Exact name of registrant as specified in its charter)


             MARYLAND                           87-0515088
- -------------------------------------------------------------------
     (State of organization)                 (I.R.S. Employer
                                            Identification No.)

                        35 CENTURY PARK-WAY
                        SALT LAKE CITY, UTAH
                               84115
- -------------------------------------------------------------------
              (Address of Principal Executive Offices)
                             (Zip Code)

                          (801) 486-3911
- -------------------------------------------------------------------
        (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes [X]         No [ ]



16,056,156 Shares of Common Stock were outstanding as of August 9,
1996

                          JP Realty, Inc.
                             Form 10-Q


                               INDEX
                               -----


Part I:  Financial Information                              Page
- ------------------------------                              ----

Item 1.  Financial Statements                                 4

         Condensed Consolidated Balance Sheets of
         JP Realty, Inc. as of June 30, 1996 and
         December 31, 1995.                                   5

         Condensed Consolidated Statements of
         Operations of JP Realty, Inc. for the Six
         Months Ended June 30, 1996 and 1995.                 6

         Condensed Consolidated Statements of
         Operations of JP Realty, Inc. for the Three
         Months Ended June 30, 1996 and 1995.                 7

         Condensed Consolidated Statements of Cash
         Flows of JP Realty, Inc. for the Six Months
         Ended June 30, 1996 and 1995.                        8

         Notes to Financial Statements                      9 to 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     11 to 12

                          JP Realty, Inc.
                             Form 10-Q


                               INDEX
                               -----

Part II:  Other Information                                   Page
- ----------------------------                                  ----

Item 1.   Legal Proceedings                                    13

Item 2.   Changes in Securities                                13

Item 3.   Defaults Upon Senior Securities                      13

Item 4.   Submission of Matters to a Vote of
          Security Holders                                     13

Item 5.   Other Information                                    13

Item 6.   Exhibits and Reports on Form 8-K                     14

                               PART I



Item 1.  FINANCIAL INFORMATION
         ---------------------

The information furnished in the accompanying financial statements listed in the index on page 2 consists only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial
Condition and Results of Operations.

                          JP REALTY, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS

                      (DOLLARS IN THOUSANDS)

                                        (UNAUDITED)
                                         JUNE 30,     DECEMBER 31,
                                           1996          1995
                                        ----------    ----------
ASSETS:
Real Estate Assets, Including
Assets Under Development of $6,125
and $3,694. . . . . . . . . . . . . . . $   427,762    $  388,205
  Less:  Accumulated Depreciation . . .     (82,270)      (77,462)
                                        -----------    ----------
   Net Real Estate Assets . . . . . . .     345,492       310,743
Cash. . . . . . . . . . . . . . . . . .       8,108         1,827
Restricted Cash . . . . . . . . . . . .       3,042         2,464
Other Assets. . . . . . . . . . . . . .      11,347        12,027
                                        -----------    ----------
                                        $   367,989    $  327,061
                                        ===========    ==========

LIABILITIES:
Borrowings. . . . . . . . . . . . . . . $   141,339    $  106,406
Accounts Payable and Accrued Expenses .       9,109         7,837
Dividends Payable . . . . . . . . . . .       6,720            --
Accumulated Losses in Excess of
Equity Investment . . . . . . . . . . .       1,555         1,555
Other Liabilities . . . . . . . . . . .         672           923
                                        -----------    ----------
                                            159,395       116,721
                                        -----------    ----------
Minority Interest . . . . . . . . . . .      34,858        34,586
                                        -----------    ----------

SHAREHOLDERS' EQUITY:
Common Stock, $.0001 par value,
  124,800,000 shares authorized,
  15,840,650 shares and 15,835,500
  shares issued and outstanding at
  June 30, 1996 and December 31,
  1995, respectively, . . . . . . . . .           2             2
Price Group Stock, $.0001 par value,
  200,000 shares authorized, issued
  and outstanding . . . . . . . . . . .          --            --
Excess Stock, 75,000,000 shares
  authorized. . . . . . . . . . . . . .          --            --
Additional Paid-in Capital. . . . . . .     192,752       192,658
Accumulated Dividends in Excess
  of Net Income . . . . . . . . . . . .     (19,018)      (16,906)
                                        -----------    ----------
                                            173,736       175,754
                                        -----------    ----------
                                        $   367,989    $  327,061
                                        ===========    ==========

          See accompanying notes to financial statements.

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                 ---------------------------------
                                        1996           1995
                                     ----------     ----------
Revenues:
  Minimum Rents. . . . . . . . . .   $   25,389     $   19,885
  Percentage and Overage Rents . .        2,162          1,668
  Recoveries from Tenants. . . . .        7,334          4,946
  Interest . . . . . . . . . . . .          306            674
  Other. . . . . . . . . . . . . .          159            300
                                     ----------     ----------
                                         35,350         27,473
                                     ----------     ----------
Expenses:
  Operating and Maintenance. . . .        5,458          3,697
  Real Estate Taxes and Insurance.        3,951          2,779
  General and Administrative . . .        2,590          2,450
  Depreciation . . . . . . . . . .        4,943          4,213
  Amortization of Deferred
  Financing Costs. . . . . . . . .          556            616
  Amortization of Deferred
  Leasing Costs. . . . . . . . . .          363            294
  Interest . . . . . . . . . . . .        3,562          3,129
                                     ----------     ----------
                                         21,423         17,178
                                     ----------     ----------

                                         13,927         10,295

Minority Interest in Income of
  Consolidated Partnerships. . . .         (146)          (178)
Equity in Net (Loss) of Partnership
  Investment . . . . . . . . . . .           --            (32)
Gain on Sale of Real Estate. . . .           94             --
                                     ----------     ----------
Income Before Minority Interest
  of PDC Unitholders . . . . . . .       13,875         10,085
Minority Interest of PDC
  Unitholders. . . . . . . . . . .       (2,549)        (2,201)
                                     ----------     ----------
Net Income . . . . . . . . . . . .   $   11,326     $    7,884
                                     ==========     ==========
Earnings Per Share:
  Net Income . . . . . . . . . . .   $      .71     $      .60
                                     ==========     ==========

Weighted Average Number of
  Common Shares. . . . . . . . . .       16,037         13,232
                                     ==========     ==========



          See accompanying notes to financial statements.

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                FOR THE THREE MONTHS ENDED JUNE 30,
                                -----------------------------------
                                       1996             1995
                                    ----------       ----------
Revenues:
  Minimum Rents. . . . . . . . . .  $   13,185       $    9,938
  Percentage and Overage Rents . .       1,243              852
  Recoveries from Tenants. . . . .       3,718            2,622
  Interest . . . . . . . . . . . .         183              340
  Other. . . . . . . . . . . . . .          79              153
                                    ----------       ----------
                                        18,408           13,905
                                    ----------       ----------
Expenses:
  Operating and Maintenance. . . .       2,868            1,794
  Real Estate Taxes and Insurance.       2,046            1,536
  General and Administrative . . .       1,253            1,254
  Depreciation . . . . . . . . . .       2,565            2,128
  Amortization of Deferred
   Financing Costs . . . . . . . .         264              370
  Amortization of Deferred
   Leasing Costs . . . . . . . . .         189              152
  Interest . . . . . . . . . . . .       1,989            1,569
                                    ----------       ----------
                                        11,174            8,803
                                    ----------       ----------
                                         7,234            5,102

Minority Interest in Income of
  Consolidated Partnerships. . . .         (79)             (83)
Equity in Net (Loss) of
  Partnership Investment . . . . .          --              (25)
Gain on Sale of Real Estate                 --               --
                                    ----------       ----------
Income Before Minority Interest
  of PDC Unitholders . . . . . . .       7,155            4,994
Minority Interest of PDC
  Unitholders. . . . . . . . . . .      (1,314)          (1,090)
                                    ----------       ----------
Net Income . . . . . . . . . . . .  $    5,841       $    3,904
                                    ==========       ==========
Earnings Per Share:
  Net Income . . . . . . . . . . .  $      .36       $      .30
Weighted Average Number of
   Common Shares . . . . . . . . .      16,038           13,232
                                    ==========       ==========


          See accompanying notes to financial statements.

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                      (DOLLARS IN THOUSANDS)

                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------
                                        1996             1995
                                     ----------       ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES:. . . . . . . . . . .   $   20,694       $   14,858
                                     ----------       ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Real Estate Assets, Developed or
  Acquired, Net of Payables. . . .      (39,714)         (56,109)
(Increase) Decrease in Restricted
  Cash . . . . . . . . . . . . . .         (578)              39
                                     ----------       ----------
    Net Cash (Used in) Investing
      Activities . . . . . . . . .      (40,292)         (56,070)
                                     ----------       ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from Borrowings . . . . .       44,300           47,009
Repayments of Borrowings . . . . .       (9,367)          (1,129)
Acquisition of Partnership
  Interest . . . . . . . . . . . .         (705)              --
Proceeds from Stock Option
  Exercise . . . . . . . . . . . .           87               35
Distributions to Minority
  Interests. . . . . . . . . . . .       (1,718)          (1,628)
Dividends Paid . . . . . . . . . .       (6,718)          (5,342)
                                     ----------       ----------
    Net Cash Provided by Financing
     Activities. . . . . . . . . .       25,879           38,945
                                     ----------       ----------
Net Increase (Decrease) in Cash. .        6,281           (2,267)
Cash, Beginning of Period. . . . .        1,827           15,152
                                     ----------       ----------
Cash, End of Period. . . . . . . .   $    8,108       $   12,885
                                     ==========       ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

The following non-cash transactions occurred:

Dividends Accrued not Paid . . . .   $    6,720       $    5,343



          See accompanying notes to financial statements.

                          JP REALTY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national retail chains and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company's properties are owned and controlled by the Company through its 81.6% general partner interest in Price Development Company, Limited Partnership ("PDC").

     EQUITY IN NET LOSS OF PARTNERSHIP INVESTMENT

     Beginning January 1996, the Company discontinued picking up losses from its 30% investment of Silver Lake Mall, as the Company is not obligated to fund such losses.


2.   RELATED PARTY TRANSACTIONS

     On January 2, 1996, PDC acquired, for $1.2 million, a 26.25 percent interest in an affiliated limited partnership that owned a minority interest unitholder position in PDC. In June 1996 that affiliated limited partnership was liquidated and PDC units were distributed to its various partners. The 66,099 PDC units, representing PDC's 26.25 percent partner interest in the affiliate, were effectively retired and treated as a buy out of a PDC unitholder's ownership position. This transaction generated a $495 excess cost over book value of the PDC Unitholder's position. This excess cost over book value is treated as a real estate asset and depreciated accordingly.


3.   BORROWINGS

     On January 22, 1996, PDC entered into a $25 million unsecured credit facility agreement. This credit facility bears interest at a floating rate equal to 175 basis points over LIBOR, and provides a two-year credit line with provision for a one-year extension. The facility also provides for commitment fees equal to .375% on the unused credit amount. At June 30, 1996 there were no advances under this agreement.

     In January 1996, the Company repaid a $9 million note payable with borrowings of $10 million against the Company's $50 million credit facility.

     In April, 1996 the Company borrowed an additional $34 million against the Company's $50 million credit facility to facilitate the acquisition of the Grand Teton Mall (See Note 4).


4.   ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     On April 4, 1996 the Company acquired the Grand Teton Mall located in Idaho Falls, Idaho for a purchase price of $34.4 million. On June 30, 1995, the Company acquired the Eastridge Mall located in Casper, Wyoming and the Animas Valley Mall located in Farmington, New Mexico. On August 7, 1995 the Company sold 2,750,000 shares of Common Stock in an underwritten public offering at an offering price of $20.50 per share. The unaudited pro forma financial information for the six months ended June 30, 1996 is presented as if the acquisition of the Grand Teton Mall had occurred on January 1, 1996. The unaudited pro forma financial information for the six months ended June 30, 1995 is presented as if the acquisition of the Eastridge Mall and Animas Valley Mall, the August 7, 1995 public offering of Common Stock and the acquisition of the Grand Teton Mall had occurred on January 1, 1995.


                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------

                                        1996          1995
                                     PRO FORMA      PRO FORMA
                                     ----------     ----------
Total Revenues . . . . . . . . . .   $   36,501     $   34,655

Net Income . . . . . . . . . . . .       10,967         10,581

Earnings Per
  Share of Common Stock. . . . . .   $      .68     $      .66


                          JP REALTY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   SHAREHOLDERS' EQUITY

     The following table summarizes shareholders equity since
December 31, 1994:

                                                         ACCUMULATED
                                              ADDITIONAL  DIVIDENDS
                                     COMMON    PAID-IN   IN EXCESS OF
                           SHARES    STOCK     CAPITAL    NET INCOME    TOTAL
                         ----------  ------   ---------   ----------   --------
Shareholders' Equity at
  December 31, 1994 . .  13,230,500  $    1   $ 138,795   $  (11,203)  $127,593
Stock Option
  Compensation. . . . .          --      --          14           --         14
Issued Shares Common
  Stock -
  Additional Offering .   2,750,000       1      52,887           --     52,888
Issued Shares Common
  Stock -
  Stock Options
  Exercised . . . . . .      55,000      --         962           --        962
Net Income. . . . . . .          --      --          --       18,178     18,178
Dividends Paid. . . . .          --      --          --      (23,881)   (23,881)
                         ----------  ------   ---------   ----------   --------
Shareholders' Equity at
December 31, 1995 . . .  16,035,500       2     192,658      (16,906)   175,754
Stock Option
  Compensation. . . . .          --      --           7           --          7
Issued Shares Common
  Stock - Stock Options
  Exercised . . . . . .       5,000      --          87           --         87
  PDC Units Converted .         150      --          --           --         --
Net Income for the
  Period. . . . . . . .          --      --          --       11,326     11,326
Dividends Paid. . . . .          --      --          --       (6,718)    (6,718)
Dividends Accrued . . .          --      --          --       (6,720)    (6,720)
                         ----------  ------   ---------   ----------   --------
Shareholders' Equity at
  June 30, 1996 . . . .  16,040,650  $    2   $ 192,752   $  (19,018)  $173,736
                         ==========  ======   =========   ==========   ========


6.   SUBSEQUENT EVENT

     On July 30, 1996, Spokane Mall Development Company, a consolidated partnership, of which PDC is the General Partner, entered into a $50 million construction facility. The construction facility will be used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan has a 3 year term with an optional 2 year extension and is secured by the Spokane Valley Mall and guaranteed by PDC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------

OVERVIEW

     The Company completed its initial public offering on January
21, 1994, and conducts all of its business operations through, and holds an 81.6% controlling general partner interest in, Price
Development Company, Limited Partnership ("PDC").

     The Company is a fully integrated, self administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 44 properties, including 11 enclosed regional malls, 24 community centers, three freestanding retail properties and six mixed-use commercial properties. The Company's financial condition and results of operations were positively impacted by the Company's April 1996 acquisition of the Grand Teton Mall, the 1995 acquisition of two regional malls, Eastridge Mall and Animas Valley Mall, and one community center, Cottonwood Square, as well as its development activities which added a combined 1,742,524 square feet of GLA to the retail portfolio and 280,867 square feet of GLA to the commercial portfolio. The Company also completed an additional public offering in August 1995, raising approximately $56.4 million in gross proceeds through the sale of 2,750,000 shares of its Common Stock.


RESULTS OF OPERATIONS

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS
     ENDED JUNE 30, 1995

     Total revenues for the six months ended June 30, 1996 increased $7,877 or 29% to $35,350 as compared to $27,473 in 1995.
This increase is primarily attributable to a $5,504 or 27% increase in minimum rents to $25,389 as compared to $19,885 in 1995.
Additionally, percentage and overage rents increased $494 or 30% to $2,162 as compared to $1,668 in 1995.

     The April 1996 acquisition of the Grand Teton Mall, the June 1995 acquisitions of the Eastridge Mall and the Animas Valley Mall and the December 1995 acquisition of Cottonwood Square contributed a combined $4,185 to the minimum rent increase and $400 to the percentage and overage rent increase.

     Recoveries from tenants increased $2,388 or 48% to $7,334 as compared to $4,946 in 1995. Property operating expenses, including operating and maintenance and real estate taxes and insurance increased $1,761 or 48% and $1,172 or 42% respectively. These increases are mainly due to the 1995 and 1996 property acquisitions. Recoveries from tenants as a percentage of property operating expenses were 78% compared to 76% in 1995.

     Depreciation increased $730 or 17% to $4,943 as compared to $4,213 in 1995. This increase is primarily due to the acquisition of the four properties and the increase in newly developed GLA.

     Interest expense increased $433 or 14% to $3,562 as compared to $3,129 in 1995. This increase resulted from additional borrowings used to acquire the Grand Teton Mall in April 1996.


     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30, 1995

     Total revenues for the three months ended June 30, 1996 increased $4,503 or 32% to $18,408 as compared to $13,905 in 1995.
This increase is primarily attributable to a $3,247 or 33% increase in minimum rents to $13,185 as compared to $9,938 in 1995.
Additionally, percentage and overage rents increased $391 or 46% to $1,243 as compared to $852 in 1995.

     The April 1996 acquisition of the Grand Teton Mall, the June 1995 acquisitions of the Eastridge Mall and the Animas Valley Mall and the December 1995 acquisition of Cottonwood Square contributed a combined $2,599 to the quarterly minimum rent increase and $269 to the quarterly percentage and overage rent increase.

     Recoveries from tenants increased $1,096 or 42% to $3,718 as compared to $2,622 in 1995. Property operating expenses, including operating and maintenance and real estate taxes and insurance increased $1,074 or 60% and $510 or 33% respectively. These increases are mainly due to the 1995 and 1996 property acquisitions. Recoveries from tenants as a percentage of property operating expenses were 76% compared to 79% in 1995.

     Depreciation increased $437 or 21% to $2,565 as compared to $2,128 in 1995. This increase is primarily due to the acquisition of the four properties and the increase in newly developed GLA.

     Interest expense increased $420 or 27% to $1,989 as compared to $1,569 in 1995. This increase resulted from additional borrowings used to acquire the Grand Teton Mall in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of its liquidity and capital resources have historically been for distributions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income", as defined in the Code. During the quarter ended June 30, 1996, the Company declared a distribution of $.42 per share payable July 23, 1996, to the shareholders of record as of July 5, 1996.

     On January 22, 1996, the Company obtained an unsecured revolving credit facility in an amount up to $25 million (the "1996 Credit Facility"). Loans under the 1996 Credit Facility will bear interest at LIBOR plus 1.75% per annum, and will mature on January 22, 1998. The maturity date may be extended on each anniversary date, at the Company's request, for an additional one (1) year period upon meeting certain requirements contained in the loan agreements. As of June 30, 1996, there were no sums advanced under this agreement.

     In January 1996, the Company borrowed $10 million under a $50 million credit facility, the major portion of which was used to repay the $9 million mortgage loan on Gateway Crossing in Bountiful, Utah. In April 1996, the Company borrowed an additional $34 million under the $50 million credit facility for the purchase of the Grand Teton Mall in Idaho Falls, Idaho.

     The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of June 30, 1996, the Company's cash and restricted cash amounted to approximately $11.2 million. In addition, the unused capacity under the $50 million credit facility and the 1996 Credit Facility (the "Credit Facilities") was $31 million at June 30, 1996.

     The Company expects to meet its short term cash requirements, including recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Credit Facilities. Exclusive of construction and development activities, capital expenditures (both revenue and non-revenue enhancing) for the existing properties are budgeted in 1996 to be approximately $2.4 million.

     The Company 's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, and the retirement of outstanding balances under the Credit Facilities.

     An additional long-term liquidity need of the Company is the construction of the regional mall in Spokane, Washington. On July 30, 1996, the Company entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. Completion of the project, which is expected to contain approximately 700,000 square feet of total GLA, is anticipated to occur in 1997. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and the construction facility has already been incurred by the Company in the form of land, fees and other development costs.

     The Company is also planning the development of an enclosed regional mall in Provo, Utah. The Provo project will also represent a future long-term liquidity need for the Company. The Company expects to fund this project through advances under its Credit Facilities in combination with construction financing. The availability of financing and the status of other projects will influence the Company's decision to proceed with, and the pace of, the proposed Provo project.

     The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the Credit Facilities, together with alternative funding sources.

     The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 25.16% at June 30, 1996.

                              PART II

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     The Company is not aware of any pending or threatened litigation at this time that will have a material adverse effect on the Company or any of its properties.


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     An Annual Meeting of Stockholders was held on May 1, 1996, in Salt Lake City, Utah. At the Annual Meeting, the stockholders voted to elect seven directors to serve on the Company's Board of Directors until the 1997 Annual Meeting of Stockholders and to ratify the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

     The following votes were cast by the stockholders of the Company with respect to the election of directors named in the Proxy statement:

                                SHARES        SHARES    SHARES
                                VOTED         VOTED     VOTED
                                 FOR          AGAINST   ABSTAINED
                               ----------    ---------  ---------
    Mr. John Price             11,290,550     30,087       0
    Mr. G. Rex Frazier         11,290,550     30,087       0
    Mr. Warren P. King         11,290,550     30,087       0
    Mr. James A. Anderson      11,290,550     30,087       0
    Mr. Sam W. Souvall         11,290,550     30,087       0


     In addition, Albert Sussman and Allen P. Martindale were unanimously elected to serve as directors by the holder of the Company's 200,000 shares of Price Group Stock.

     The following votes were cast by the stockholders with respect to the resolution to ratify the Board of Director's appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

                                     SHARES     SHARES     SHARES
                                      VOTED      VOTED      VOTED
                                       FOR      AGAINST   ABSTAINED
                                    --------   ---------  ---------
                                   11,076,932    11,085     23,753



ITEM 5.  OTHER INFORMATION
         -----------------

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)     Exhibits
    Exhibit
    Number               Description
    ------               -----------

    3.1    Amended and Restated Articles of
           Incorporation the Company (3(a))*
    3.2    Amended and Restated Bylaws of the
           Company (3(b))*
    4.1    Specimen of Common Stock Certificate
           (4)*
   10.1    Amended and Restated Agreement of
           Limited Partnership of Price Development
           Company, Limited Partnership (10(a))*
   10.2    Agreement of Limited Partnership of
           Price Financing Partnership, L.P.
           (10(b))*
   10.3 Loan Agreements related to Mortgage Debt and related documents (10(c))*
           i)  Deed of Trust, Mortgage, Security
               Agreement and Assignment of Leases
               and Rents of Price Financing
               Partnership, L.P.
          ii)  Intentionally Omitted
         iii)  Indenture between Price Capital
               Corp. and a Trustee
          iv)  Limited Guarantee Agreement
               (Guarantee of Collection) for
               outside investors
           v)  Limited Guarantee Agreement
               (Guarantee of Collection) for Price
               Group Investors
          vi)  Cash Collateral Account Security,
               Pledge and Assignment Agreement among
               Price Financing Partnership, L.P.,
               Price Capital Corp. and Continental
               Bank N.A.
         vii)  Note Issuance Agency Agreement
               between Price Capital Corp. and
               Price Financing Partnership, L.P.
        viii)  Management and Leasing Agreement
               among Price Financing Partnership,
               L.P. and Price Development Company,
               Limited Partnership
          ix)  Assignment of Management and Leasing
               Agreement of Price Financing
               Partnership, L.P.
   10.4 Employment and Non-Competition Agreement between the Company and John Price
           (10(d))*
   10.5    Indemnification Agreement for Directors
           and Officers (10(f))*
   10.6    Registration Rights Agreement among the
           Company and the Limited Partners of
           Price Development Company, Limited
           Partnership (10(g))*
   10.7    Amendment No. 1 to Registration Rights
           Agreement, dated August 1, 1995, among
           the Company and the Limited Partners of
           Price Development Company, Limited
           Partnership**
   10.8 Exchange Agreement among the Company and the Limited Partners of Price Development
           Company, Limited Partnership (10(g))*
   10.9    1993 Stock Option Plan (10(i))*
  10.10    Amendment to Groundlease between Price
           Development Company and Alvin Malstrom
           as Trustee and C.F. Malstrom, dated
           December 31, 1985.  (Groundlease for
           Plaza 9400) (10(j))*


________________________

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

    (a)     Exhibits
    Exhibit
    Number               Description
    ------               -----------

  10.11    Lease Agreement between The Corporation
           of the President of the Church of Jesus
           Christ of Latter Day Saints and
           Price-James and Assumptions, dated
           September 24, 1979.  (Groundlease for
           Anaheim Plaza) (10(k))*
  10.12    Indenture of Lease between Ambrose and
           Zelda Motta and Cordova Village, dated
           July 26, 1974, and Amendments and
           Transfers thereto.  (Groundlease for
           Fort Union Plaza) (10(l))*
  10.13    Lease Agreement between Advance
           Management Corporation and Price Rentals,
           Inc. and dated August 1, 1975 and
           Amendments thereto.  (Groundlease for
           Price Fremont) (10(m))*
  10.14    Groundlease between Aldo Rossi and Price
           Development Company, Dated June 1, 1989, and related documents. (Groundlease for
           Halsey Crossing) (10(n))*
  10.15    Loan Agreements related to 1995 Credit
           Facility **
           i)  Credit Agreement, dated March 8, 1995,
               between Price Development Company,
               Limited Partnership and Lexington
               Mortgage Company
          ii)  Note dated March 8, 1995
         iii)  Guaranty of Payment dated March 8,
               1995 between the Company and
               Lexington Mortgage Company
          iv)  Cash Collateral Account Security,
               Pledge and Assignment Agreement
               dated March 8, 1995 between Price
               Development Company, Limited
               Partnership, Bank One, Utah, N.A. and
               Lexington Mortgage Company
           v)  Amended and Restated Credit Agreement
               dated June 29, 1995 between Price
               Development Company, Limited
               Partnership, Merrill Lynch Mortgage
               Capital, Inc. and Capital Market
               Assurance Corporation
          vi)  Amendment to Cash collateral Account,
               Security, Pledge and Assignment
               Agreement dated June 29, 1995
         vii)  Reaffirmation of Guaranty dated June
               29, 1995


    (b)     Reports on Form 8-K

            One form 8-K was filed during the current period

- ------------------------------

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          JP REALTY, INC.
                          (Registrant


      August 9, 1996               /s/ John Price
___________________________         _______________________________
           (Date)                  John Price
                                   CHAIRMAN OF THE BOARD
                                   AND CHIEF EXECUTIVE OFFICER




      August 9, 1996               /s/ Paul K. Mendenhall
___________________________         _______________________________
           (Date)                  Paul K. Mendenhall
                                   VICE PRESIDENT--FINANCE AND
                                   SECRETARY (PRINCIPAL FINANCIAL
                                   OFFICER)