Form 10-Q
period 1996-09-30
JP REALTY INC
filed 1996-11-07
CIK 912080

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                              FORM 10-Q



(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

                                 OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

                   Commission file number 1-12560



                          JP REALTY, INC.
                          ---------------
       (Exact name of registrant as specified in its charter)



            Maryland                         87-0515088
-------------------------------------------------------------------
       (State of organization)            (I.R.S. Employer
                                          Identification No.)
                        35 Century Park-Way
                        Salt Lake City, Utah
                               84115
-------------------------------------------------------------------
              (Address of Principal Executive Offices)
                             (Zip Code)

                          (801) 486-3911
-------------------------------------------------------------------
        (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes             No
                             /X/            / /

16,068,156 Shares of Common Stock were outstanding as of November
7, 1996

                          JP REALTY, INC.
                             FORM 10-Q


                               INDEX
                               -----


PART I:  FINANCIAL INFORMATION                                PAGE
------------------------------                                ----

Item 1.  Financial Statements                                  4

         Condensed Consolidated Balance Sheets of
         JP Realty, Inc. as of September 30, 1996
         and December 31, 1995.                                5

         Condensed Consolidated Statements of
         Operations of JP Realty, Inc. for the Nine
         Months Ended September 30, 1996 and 1995.             6
         Condensed Consolidated Statements of
         Operations of JP Realty, Inc. for the
         Three Months Ended September 30, 1996
         and 1995.                                             7

         Condensed Consolidated Statements of Cash
         Flows of JP Realty, Inc. for the Nine
         Months Ended September 30, 1996 and 1995.             8

         Notes to Financial Statements                      9 to 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     11 to 12

                          JP REALTY, INC.
                             FORM 10-Q


                               INDEX
                               -----
PART II:  OTHER INFORMATION                                   PAGE
---------------------------                                   ----

Item 1.   Legal Proceedings                                    13

Item 2.   Changes in Securities                                13

Item 3.   Defaults Upon Senior Securities                      13

Item 4.   Submission of Matters to a Vote of
          Security Holders                                     13

Item 5.   Other Information                                    13

Item 6.   Exhibits and Reports on Form 8-K                     14

                               PART I


Item 1.  FINANCIAL STATEMENTS
         --------------------

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

                          JP REALTY, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS

                      (DOLLARS IN THOUSANDS)


                                        (Unaudited)
                                        September 30,  December 31,
                                            1996         1995
                                         ------------  ------------
     ASSETS:
Real Estate Assets, Including
 Assets under development of $15,912
 and $3,694. . . . . . . . . . . . . .  $  440,009    $  388,205
  Less:  Accumulated Depreciation. . .     (84,750)      (77,462)
                                        ----------    ----------
   Net Real Estate Assets                  355,259       310,743
Cash . . . . . . . . . . . . . . . . .       7,772         1,827
Restricted Cash. . . . . . . . . . . .       2,864         2,464
Other Assets . . . . . . . . . . . . .      11,388        12,027
                                        ----------    ----------
                                        $  377,283    $  327,061
                                        ==========    ==========

     LIABILITIES:
Borrowings . . . . . . . . . . . . . .  $  149,856    $  106,406
Accounts Payable and Accrued Expenses.      11,125         7,837
Dividends Payable. . . . . . . . . . .       6,729            --
Accumulated Losses in Excess of
 Equity Investment . . . . . . . . . .       1,555         1,555
Other Liabilities. . . . . . . . . . .         573           923
                                        ----------    ----------
                                           169,838       116,721
                                        ----------    ----------
Minority Interest  . . . . . . . . . .      34,632        34,586
                                        ----------    ----------

     SHAREHOLDERS' EQUITY:
Common Stock, $.0001 par value,
 124,800,000 shares authorized,
 15,861,156 shares and 15,835,500
 shares issued and outstanding at
 September 30, 1996 and December 31,
 1995, respectively. . . . . . . . . .           2             2
Price Group Stock, $.0001 par value,
 200,000 shares authorized, issued
 and outstanding . . . . . . . . . . .          --            --
Excess Stock, 75,000,000 shares
 authorized. . . . . . . . . . . . . .          --            --
Additional Paid-in Capital . . . . . .     192,809       192,658
Accumulated Dividends in Excess of
 Net Income. . . . . . . . . . . . . .     (19,998)      (16,906)
                                        ----------    ----------
                                           172,813       175,754
                                        ----------    ----------
                                        $  377,283    $  327,061
                                        ==========    ==========

          See accompanying notes to financial statements

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            ---------------------------------------
                                    1996              1995
                                 ----------        ----------
Revenues:
  Minimum Rents. . . . . . . .   $   38,440        $   31,276
  Percentage and Overage
   Rents . . . . . . . . . . .        3,190             2,507
  Recoveries from Tenants. . .       11,526             8,047
  Interest . . . . . . . . . .          451               982
  Other. . . . . . . . . . . .          239               281
                                 ----------        ----------
                                     53,846            43,093
                                 ----------        ----------

Expenses:
  Operating and Maintenance. .        8,380             6,071
  Real Estate Taxes and
   Insurance . . . . . . . . .        6,053             4,385
  General and Administrative .        3,780             3,471
  Depreciation . . . . . . . .        7,580             6,626
  Amortization of Deferred
   Financing Costs . . . . . .          821               917
  Amortization of Deferred
  Leasing Costs. . . . . . . .          522               452
  Interest . . . . . . . . . .        5,695             5,111
                                 ----------        ----------
                                     32,831            27,033
                                 ----------        ----------

                                     21,015            16,060

Minority Interest in Income of
  Consolidated Partnerships. .         (211)             (242)
Equity in Net (Loss) of
  Partnership Investment . . .           --               (71)
Gain on Sale of Real Estate. .           94                --
                                 ----------        ----------
Income Before Minority
  Interest of PDC Unitholders.       20,898            15,747
Minority Interest of PDC
  Unitholders. . . . . . . . .       (3,823)           (3,335)
                                 ----------        ----------
Net Income . . . . . . . . . .   $   17,075        $   12,412
                                 ==========        ==========
Earnings Per Share:
  Net Income . . . . . . . . .   $     1.06        $      .90
                                 ==========        ==========
Weighted Average Number of           16,042            13,776
                                 ==========        ==========

          See accompanying notes to financial statements.

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                           ----------------------------------------
                                   1996             1995
                                ----------       ----------
Revenues:
  Minimum Rents. . . . . . .    $   13,051       $   11,391
  Percentage and Overage
   Rents . . . . . . . . . .         1,029              839
  Recoveries from Tenants. .         4,192            3,102
  Interest . . . . . . . . .           145              308
  Other. . . . . . . . . . .            80               --
                                ----------       ----------
                                    18,497           15,640
                                ----------       ----------
Expenses:
  Operating and Maintenance.         2,923            2,393
  Real Estate Taxes and
   Insurance . . . . . . . .         2,102            1,606
  General and
   Administrative. . . . . .         1,190            1,021
  Depreciation . . . . . . .         2,637            2,413
  Amortization of Deferred
   Financing Costs . . . . .           264              301
  Amortization of Deferred
   Leasing Costs . . . . . .           159              158
  Interest . . . . . . . . .         2,134            1,983
                                ----------       ----------
                                    11,409            9,875
                                ----------       ----------
                                     7,088            5,765

Minority Interest in Income
  of Consolidated
  Partnerships . . . . . . .           (65)             (64)
Equity in Net (Loss) of
  Partnership Investment                --              (39)
                                ----------       ----------
Income Before Minority
  Interest of PDC
  Unitholders. . . . . . . .         7,023            5,662
Minority Interest of PDC
  Unitholders. . . . . . . .        (1,274)          (1,134)
                                ----------       ----------
Net Income . . . . . . . . .    $    5,749       $    4,528
                                ==========       ==========
Earnings Per Share:
  Net Income . . . . . . . .    $      .36       $      .30
                                ==========       ==========

Weighted Average Number of
  Common Shares                     16,052           14,847
                                ==========       ==========

          See accompanying notes to financial statement.

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                      (DOLLARS IN THOUSANDS)

                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            ---------------------------------------
                                   1996             1995
                                ----------       ----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES . . .    $   31,575       $   24,935
                                ----------       ----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Real Estate Assets,
  Developed or Acquired,
  Net of Payables. . . . . .       (51,395)         (58,990)
(Increase) Decrease in
  Restricted Cash. . . . . .          (400)              16
                                ----------       ----------
   Net Cash (Used in)
    Investing Activities . .       (51,795)         (58,974)
                                ----------       ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from Borrowings . .        52,890           47,009
Repayments of Borrowings . .        (9,440)         (49,313)
Net Proceeds from Sale of
  Common Stock . . . . . . .            --           52,923
Acquisition of Partnership
  Interest . . . . . . . . .          (705)              --
Proceeds from Stock Option
  Exercise . . . . . . . . .           175               --
Distributions to Minority
  Interests. . . . . . . . .        (3,317)          (3,207)
Dividends Paid . . . . . . .       (13,438)         (10,684)
                                ----------       ----------
   Net Cash Provided by
    Financing Activities . .        26,165           36,728
                                ----------       ----------

Net Increase (Decrease) in
  Cash . . . . . . . . . . .         5,945            2,689
Cash, Beginning of Period. .         1,827           15,152
                                ----------       ----------
Cash, End of Period. . . . .    $    7,772       $   17,841
                                ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

The following non-cash transactions occurred:

Dividends Accrued not Paid .    $    6,729       $       --


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


2.   RELATED PARTY TRANSACTIONS

     On January 2, 1996, PDC acquired, for $1.2 million, a 26.25 percent interest in an affiliated limited partnership that owned a minority interest unitholder position in PDC. In June 1996 that affiliated limited partnership was liquidated and PDC units were distributed to its various partners. The 66,099 PDC units, representing PDC's 26.25 percent partner interest in the affiliate, were effectively retired.


3.   BORROWINGS

     On January 22, 1996, PDC entered into a $25 million unsecured credit facility agreement. This credit facility bears interest at a floating rate equal to 175 basis points over LIBOR, and provides a two-year credit line with provision for a one-year extension. The facility also provides for commitment fees equal to .375% on the unused credit amount. At September 30, 1996 there were no advances under this agreement.

     In January 1996, the Company repaid a $9 million note payable with borrowings of $10 million against the Company's $50 million credit facility.

     In April, 1996 the Company borrowed an additional $34 million against the Company's $50 million credit facility to facilitate the acquisition of the Grand Teton Mall (See Note 4).
     On July 30, 1996, Spokane Mall Development Company, a consolidated partnership, of which PDC is the General Partner, entered into a $50 million construction facility. The construction facility will be used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan has a 3 year term with an optional 2 year extension and is secured by the Spokane Valley Mall and guaranteed by PDC. As of September 30, 1996, borrowings on the loan were $8,591.

                          JP REALTY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     On April 4, 1996 the Company acquired the Grand Teton Mall located in Idaho Falls, Idaho for a purchase price of $34.4 million. On June 30, 1995, the Company acquired the Eastridge Mall located in Casper, Wyoming and the Animas Valley Mall located in Farmington, New Mexico. On August 7, 1995 the Company sold 2,750,000 shares of Common Stock in an underwritten public offering at an offering price of $20.50 per share. The unaudited pro forma financial information for the nine months ended September 30, 1996 is presented as if the acquisition of the Grand Teton Mall had occurred on January 1, 1996. The unaudited pro forma financial information for the nine months ended September 30, 1995 is presented as if the acquisition of the Eastridge Mall and Animas Valley Mall, the August 7, 1995 public offering of Common Stock and the acquisition of the Grand Teton Mall had occurred on January 1, 1995.


                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            ---------------------------------------

                                    1996             1995
                                 Pro Forma        Pro Forma
                                 ----------       ----------
Total Revenues . . . . . . . .   $   54,997       $   51,422

Net Income . . . . . . . . . .       17,006           15,146

Earnings Per
  Share of Common Stock. . . .  $      1.06       $      .95




5.   SHAREHOLDERS' EQUITY

     The following table summarizes changes in shareholders equity since December 31, 1994:

                                                                      Accumulated
                                                        Additional    Dividends in
                                              Common      Paid-in      Excess of
                                 Shares       Stock       Capital      Net Income      Total
                               ----------    -------    -----------   ------------   ---------
Shareholders' Equity at
  December 31, 1994 . . .      13,230,500    $     1     $  138,795   $    (11,203)  $ 127,593
Stock Option
  Compensation. . . . . .              --         --             14             --          14
Issued Shares Common
  Stock - Additional
  Offering. . . . . . . .       2,750,000          1         52,887             --      52,888
Issued Shares Common
  Stock - Stock Options
  Exercised . . . . . . .          55,000         --            962             --         962
Net Income. . . . . . . .              --         --             --         18,178      18,178
Dividends Paid. . . . . .              --         --             --        (23,881)    (23,881)
                               ----------    -------   ------------  -------------   ---------
Shareholders' Equity at
  December 31, 1995 . . .      16,035,500          2        192,658        (16,906)    175,754
Stock Option
  Compensation. . . . . .              --         --             10             --          10
Issued Shares Common
  Stock - Stock Options
  Exercised . . . . . . .          10,000         --            175             --         175
  PDC Units Converted . .          15,656         --            (34)            --         (34)
Net Income for the
  Period. . . . . . . . .              --         --             --         17,075      17,075
Dividends Paid. . . . . .              --         --             --        (13,438)    (13,438)
Dividends Accrued . . . .              --         --             --         (6,729)     (6,729)
                               ----------    -------    -----------   ------------   ---------
Shareholders' Equity at
  September 30, 1996. . .      16,061,156    $     2    $   192,809   $    (19,998)  $ 172,813
                               ==========    =======    ===========   ============   =========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company completed its initial public offering on January
21, 1994, and conducts all of its business operations through its 81.6% controlling general partner interest in, Price Development
Company, Limited Partnership ("PDC").

     The Company is a fully integrated, self administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 44 properties, including 11 enclosed regional malls, 24 community centers, three freestanding retail properties and six mixed-use commercial properties. The Company's financial condition and results of operations were positively impacted by the Company's April 1996 acquisition of the Grand Teton Mall, the 1995 acquisition of two regional malls, Eastridge Mall and Animas Valley Mall, and one community center, Cottonwood Square, as well as its development activities which added a combined 1,749,034 square feet of GLA to the retail portfolio and 281,016 square feet of GLA to the commercial portfolio. The Company also completed an additional public offering in August 1995, raising approximately $56.4 million in gross proceeds through the sale of 2,750,000 shares of its Common Stock.

RESULTS OF OPERATIONS

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE
     MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues for the nine months ended September 30, 1996 increased $10,753 or 25% to $53,846 as compared to $43,093 in 1995.
This increase is primarily attributable to a $7,164 or 23% increase in minimum rents to $38,440 as compared to $31,276 in 1995. Additionally, percentage and overage rents increased $683 or 27% to $3,190 as compared to $2,507 in 1995.

     The April 1996 acquisition of the Grand Teton Mall, the June 1995 acquisitions of the Eastridge Mall and the Animas Valley Mall and the December 1995 acquisition of Cottonwood Square contributed a combined $5,201 to the minimum rent increase and $433 to the percentage and overage rent increase.

     Recoveries from tenants increased $3,479 or 43% to $11,526 as compared to $8,047 in 1995. Property operating expenses, including operating and maintenance and real estate taxes and insurance increased $2,309 or 38% and $1,668 or 38% respectively. These increases are mainly due to the 1995 and 1996 property acquisitions. Recoveries from tenants as a percentage of property operating expenses were 80% compared to 77% in 1995.

     Depreciation increased $954 or 14% to $7,580 as compared to $6,626 in 1995. This increase is primarily due to the acquisition of the four properties and the increase in newly developed GLA.

     Interest expense increased $584 or 11% to $5,695 as compared to $5,111 in 1995. This increase resulted from additional borrowings used to acquire the Grand Teton Mall in April 1996.


     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE
     MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues for the three months ended September 30, 1996 increased $2,857 or 18% to $18,497 as compared to $15,640 in 1995.
This increase is primarily attributable to a $1,660 or 15% increase in minimum rents to $13,051 as compared to $11,391 in 1995. Additionally, percentage and overage rents increased $190 or 23% to $1,029 as compared to $839 in 1995.

     The April 1996 acquisition of the Grand Teton Mall, contributed $932 to the quarterly minimum rent increase and $40 to the quarterly percentage and overage rent increase.

     Recoveries from tenants increased $1,090 or 35% to $4,192 as compared to $3,102 in 1995. Property operating expenses, including operating and maintenance and real estate taxes and insurance increased $530 or 22% and $496 or 31% respectively. These increases are mainly due to the 1995 and 1996 property acquisitions. Recoveries from tenants as a percentage of property operating expenses were 83% compared to 78% in 1995.

     Depreciation increased $224 or 9% to $2,637 as compared to $2,413 in 1995. This increase is primarily due to the acquisition of Grand Teton Mall and the increase in newly developed GLA.

     Interest expense increased $151 or 8% to $2,134 as compared to $1,983 in 1995. This increase resulted from additional borrowings used to acquire the Grand Teton Mall in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of its liquidity and capital resources have historically been for distributions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income", as defined in the Code. During the quarter ended September 30, 1996, the Company declared a distribution of $.42 per share payable October 22, 1996, to the shareholders of record as of October 4, 1996.

     On January 22, 1996, the Company obtained an unsecured revolving credit facility in an amount up to $25 million (the "1996 Credit Facility"). Loans under the 1996 Credit Facility will bear interest at LIBOR plus 1.75% per annum, and will mature on January 22, 1998. The maturity date may be extended on each anniversary date, at the Company's request, for an additional one (1) year period upon meeting certain requirements contained in the loan agreements. As of September 30, 1996, there were no sums advanced under this agreement.

     In January 1996, the Company borrowed $10 million under a $50 million credit facility, the major portion of which was used to repay the $9 million mortgage loan on Gateway Crossing in Bountiful, Utah. In April 1996, the Company borrowed an additional $34 million under the $50 million credit facility for the purchase of the Grand Teton Mall in Idaho Falls, Idaho.

     The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of September 30, 1996, the Company's cash and restricted cash amounted to approximately $10.6 million. In addition, the unused capacity under the $50 million credit facility and the 1996 Credit Facility (the "Credit Facilities") was $31 million at September 30, 1996.

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

     The Company's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, and the retirement of outstanding balances under the Credit Facilities.

     An additional long-term liquidity need of the Company is the construction of the regional mall in Spokane, Washington. On July 30, 1996, the Company entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. Completion of the project, which is expected to contain approximately 700,000 square feet of total GLA, is anticipated to occur in 1997. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and the construction facility has already been incurred by the Company in the form of land, fees and other development costs. As of September 30, 1996 borrowings on the loan were approximately $8.6 million.

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

     The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 25.5% at September 30, 1996.

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

         Not applicable.

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



-------------------------

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


    (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended September 30, 1996.



------------------------

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


                                   JP REALTY, INC.
                                   (Registrant)


   November 7, 1996                 /s/ John Price
--------------------------          ------------------------------
         (Date)                     John Price
                                    CHAIRMAN OF THE BOARD
                                    AND CHIEF EXECUTIVE OFFICER


   November 7, 1996                 /s/ Paul K. Mendenhall
--------------------------          ------------------------------
         (Date)                     Paul K. Mendenhall
                                    VICE PRESIDENT -- FINANCE
                                    AND SECRETARY
                                    (PRINCIPAL FINANCIAL OFFICER)