Form 10-K
period 1996-12-31
JP REALTY INC
filed 1997-03-24
CIK 912080

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

(Mark One)

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996

                              OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                         (NO FEE REQUIRED)
         For the transition period from ________ to _________

                  Commission file number 1-12560

                         JP REALTY, INC.
                         ---------------
      (Exact name of Registrant as specified in its charter)

               MARYLAND                     87-0515088
------------------------------------------------------------------
      (State of organization)            (I.R.S. Employer
                                        Identification No.)
                       35 Century Park-Way
                      SALT LAKE CITY, UTAH
                              84115
------------------------------------------------------------------
            (Address of principal executive offices)
                           (Zip Code)
                         (801) 486-3911
       (Registrant's telephone number, including area code)


      Securities registered pursuant to Section 12(b) of the Act:

                     Title of each class
-----------------------------------------------------------------
           Common Stock, par value $.0001 per share
 Name of each exchangeon which registered New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:  NONE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes     No
                          /X/     / /
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $464,995,335 as of March 21, 1997. The aggregate market value has been computed based on a price of $26-7/8 per share, the closing price of the stock on the New
York Stock Exchange on March 21, 1997.


               Shares Outstanding at March 21, 1997
 17,384,317 Shares of Common Stock, par value $.0001 per share.
 200,000 Shares of Price Group Stock, par value $.0001 per share.

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's proxy statement for the 1997
Annual Meeting of Stockholders to be held on April 30, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K.

     Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report of Form 10-K and the information incorporated by reference herein may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of JP Realty, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


                              PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

     GENERAL

     JP Realty, Inc. (together with its subsidiaries, the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. The Company was formed on September 8, 1993 to continue and expand the business, commenced in 1957, of certain companies (the "Predecessor Companies") affiliated with John Price, Chairman of the Board and Chief Executive Officer of the Company. Based on total gross leasable area (Company-owned and tenant-owned leasable area within the Company's properties collectively referred to herein as "Total GLA"), the Company owns and operates the largest retail property portfolio in the states of Utah, Idaho and Wyoming, and one of the largest in the entire Intermountain Region. Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the Intermountain Region than any other developer, having constructed, developed or redeveloped 11 malls in the region (as well as two other malls in Oregon and Washington).

     The Company's existing portfolio consists of 44 properties (the "Properties"), including 11 enclosed regional malls, 24 community centers and three free-standing retail properties located in ten states and six commercial properties located primarily in the Salt Lake City, Utah metropolitan area. The Company is currently developing an additional regional mall in Spokane, Washington and is planning the development of another regional mall in Provo, Utah. The majority of the Properties were developed or redeveloped by the Predecessor Companies. The Properties or interests therein are owned and controlled by the Company through its 82% general partner interest in Price Development Company, Limited Partnership ("PDC").

     The Company's retail portfolio contains an aggregate of approximately 8,644,000 square feet of Total GLA, while the Company's commercial portfolio contains approximately 1,418,000 square feet of GLA. For the year ended December 31, 1996, the retail properties and the commercial properties contributed approximately 89% and 11%, respectively, to the Company's consolidated net operating income (I.E., revenues less property operating expenses, before interest expenses and depreciation).

     The Company's strategy is to extend its dominant market position in the Intermountain Region and to achieve cash flow growth and enhance the value of its real property portfolio by increasing its rental and net operating income over time. In order to extend its dominant market position, the Company expects to continue to concentrate its acquisition and other development activities in the Intermountain Region.

     In January, 1994, the Company completed a series of transactions intended to allow it to reorganize and continue the business of the Predecessor Companies through PDC. As part of these transactions, the Company issued 13,029,500 shares of Common Stock in a public offering (the "Offering"), issued 200,000 shares of Price Group Stock to Fairfax Realty, Inc. ("Fairfax"), a company controlled by John Price, and incurred $95 million in fixed rate mortgage debt (the "Mortgage Debt") together with $9 million in additional mortgage debt (the "Additional Mortgage Debt"). Net proceeds of the sale of Common Stock were used by the Company to purchase its general partner interest in PDC, which in turn utilized such proceeds, together with the net proceeds from the Mortgage Debt and the Additional Mortgage Debt, to (i) retire substantially all of the then existing mortgage debt encumbering 38 of the Properties and other borrowings relating to such Properties,
(ii) purchase the equity interests held by two partners in Cottonwood Mall and (iii) invest an additional $4 million in the development project for the regional mall to be developed in Spokane, Washington.

     In August, 1995, the Company completed a public offering (the "Additional Offering") raising approximately $56.4 million in gross proceeds through the sale of 2,750,000 shares of Common Stock. The Company used the net proceeds raised in the Additional Offering to purchase additional general partner interest in PDC. PDC utilized $47 million of these funds to repay borrowings under a credit facility, which borrowings were incurred to fund the June 1995 acquisition of the Eastridge Mall and the Animas Valley Mall.

     In January, 1997, the Company completed an additional public offering raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of Common Stock. The Company utilized $38.6 million of these funds to repay borrowings under the Credit Facilities.

     During March, 1995, the Company obtained a $50 million credit facility (the "1995 Credit Facility") to fund working capital and property acquisition, expansion and development activities. In January, 1996, the Company obtained a $25 million unsecured credit facility (the "1996 Credit Facility", together with the 1995 Credit Facility, the "Credit Facilities") which is available for the same purpose as the 1995 Credit Facility.

     In general, the Company's regional malls contain at least two major department store "anchors" and a wide variety of smaller mall shops and kiosks located along enclosed malls connecting the anchors. These Properties contain an aggregate of approximately 5,553,000 square feet of Total GLA, range in size from 296,000 to over 878,000 square feet of Total GLA and have between 50 and 200 total stores. Community centers tend to be smaller than malls and generally range in size from 75,000 to over 250,000 square feet of Total GLA and have between five and 25 total stores. Community centers generally service neighborhoods and focus more upon immediate necessities in merchandise, such as in drug, grocery, discount and home improvement stores.

     Each of the Company's regional malls is the premier and dominant mall, and in some cases, the only mall within its trade area, and is generally considered to be the financial, economic and social center for a given geographic area. The trade areas surrounding the Company's malls have a drawing radius, depending on the mall, ranging from five to over 150 miles. The malls have attracted some of the leading national and regional retail companies as anchor tenants such as JCPenney, ZCMI, Wal-Mart, The Bon Marche, Sears, Dillard's and Mervyn's. The community center portfolio consists of 24 Properties in seven states containing over 3,084,000 square feet of Total GLA. The three free-standing retail Properties contain a total of approximately 7,000 square feet of Total GLA. The Company's commercial portfolio is primarily located in the Salt Lake City, Utah area where the Company's principal executive offices are located. Included in this portfolio are 40 commercial buildings containing approximately 1,418,000 square feet of Total GLA.

PROPERTIES
The following tables set forth certain information relating to the Properties, all of which (except as otherwise indicated) are 100% owned by PDC. The Company believes that all such Properties are adequately covered by insurance.



                                         RETAIL PROPERTIES

                                                                                      OCCUPANCY AS OF
                                                                                          12/31/96
                                                                                    ---------------------
                              FREE                                                  BASED
                            STANDINGTENANT             TOTAL               TENANT    ON    BASED  TENANT   OWNER-
                    PROPERTY STORES SHOPS    ANCHORS   GLA(2)    GLA(3)    OWNED    TOTAL   ON     SHOP    SHIP
PROPERTY    LOCATION TYPE(1)(SQ.FT)(SQ.FT.)  (SQ.FT)   (SQ.FT)   (SQ.FT)  (SQ.FT)    GLA    GLA    SPACE   TYPE  ANCHORS
--------    -------- ------ ------- ------   -------   ------    -------  -------   -----  -----   -----   ----- -------
UTAH
----
Arctic       West
Circle-      Valley
Granger      City      FR    2,184         0         0     2,184     2,184         0 100.0% 100.0%   0.0%  Fee   None

Bank One     Nephi     FR    3,590         0         0     3,590     3,590         0 100.0% 100.0%   0.0%  Fee   None

Cache
Valley
Mall         Logan     RM   29,540    97,756   182,889   310,185   307,685     2,500  91.8%  91.7%  74.0%  Fee   JCPenney,
                                                                                                                 ZCMI, Lamonts

Cottonwood
Mall         Salt Lake RM   53,300   321,904   379,508   754,712   754,712         0  94.3%  94.3%  86.6%  Fee   JCPenney,
             City                                                                                                ZCMI

Cottonwood   Salt Lake
Square       City      CC        0    35,445    41,612    77,057    77,057         0 100.0% 100.0% 100.0%  Fee/  Albertsons
                                                                                                           GLA

Fort Union   Salt Lake
Plaza        City      CC   29,998         0         0    29,998    29,998         0 100.0% 100.0%   0.0%  GL    None


Gateway
Crossing     Bountiful CC   35,620    65,957   174,047   275,624   145,664   129,960 100.0% 100.0% 100.0%  Fee   Ernst Home
                                                                                                                 Center(4),
                                                                                                                 Shopko(5)
                                                                                                                 TJ Maxx

North
Temple       Salt Lake
Shops        City      CC        0    10,085         0    10,085    10,085         0 100.0% 100.0% 100.0%  Fee   Albertsons(5)
                                                                                                                 PaylessDrug(5)

Orem
Plaza-       Orem      CC   15,491    18,814    62,420    96,725    91,125     5,600 100.0% 100.0% 100.0%  Fee   Savers,
Center St.                                                                                                       Showbiz Pizza

Orem Plaza   Orem      CC    8,045    19,057         0    27,102    27,102         0  97.0%  97.0%  95.8%  Fee   Payless
State St.                                                                                                        Drug(5)

Plaza 9400   Sandy     CC   34,510    55,407   136,745   226,662   226,662         0  96.7%  96.7%  86.5%  GL    Albertsons,
                                                                                                                 Fred Meyer
                                                                                                                 Pep Boys

Red Cliffs   St.
Mall         George    RM   12,500    90,868   203,338   306,706   192,435   114,271  97.4%  95.8%  91.1%  Fee   JCPenney,
                                                                                                                 ZCMI, Wal-
                                                                                                                 Mart(5)

Red Cliffs
Plaza        St George CC    9,327         0    46,626    55,953    46,626     9,327 100.0% 100.0%   0.0%  Fee   Ernst Home
                                                                                                                 Center(6)

River Pointe West
Plaza        Jordan    CC   18,522    56,120   135,707   210,349    56,120   154,229  98.6%  94.6%  94.6%  Fee   Albertsons(5)
                                                                                                                 ShopKo(5)

                                                                                      OCCUPANCY AS OF
                                                                                          12/31/96
                                                                                    ---------------------
                              FREE                                                  BASED
                            STANDINGTENANT             TOTAL               TENANT    ON    BASED  TENANT   OWNER-
                    PROPERTY STORES SHOPS    ANCHORS   GLA(2)    GLA(3)    OWNED    TOTAL   ON     SHOP    SHIP
PROPERTY    LOCATION TYPE(1)(SQ.FT)(SQ.FT.)  (SQ.FT)   (SQ.FT)   (SQ.FT)  (SQ.FT)    GLA    GLA    SPACE   TYPE  ANCHORS
--------    -------- ------ ------- ------   -------   ------    -------  -------   -----  -----   -----   ----- -------

Riverside
Plaza        Provo     CC   10,050    11,363   156,454   177,867   174,867     3,000 100.0% 100.0% 100.0%  Fee   Best
                                                                                                                 Products(7),
                                                                                                                 Payless Drug,
                                                                                                                 McFrugals,
                                                                                                                 MiniWorld
University
Crossing     Orem      CC   33,401    26,862   139,780   200,043   199,143       900  99.4%  99.4%  95.2%  Fee   Burlington
                                                                                                                 Coat (8),
                                                                                                                 Office Max(9)

IDAHO
-----
Alameda
Plaza        Pocatello CC   19,049    27,276   143,946   190,271   190,271         0 100.0% 100.0% 100.0%  Fee   Albertsons,
                                                                                                                 Fred Meyer

Boise Towne
Square       Boise     RM   84,418   341,968   452,037   878,423   483,286   395,137  99.4%  98.9%  98.4%  Fee/  JPPenney(5),
                                                                                                           GL    Sears(5), The
                                                                                                           (10)  Bon Marche
                                                                                                                 Mervyn's(5)

Boise Plaza  Boise     CC        0         0   108,464   108,464   108,464         0 100.0% 100.0%   0.0%  Prt-  Burlington
                                                                                                           shp   Coat(8),
                                                                                                           Int   Albertsons
                                                                                                           (11)
Grand Teton  Idaho
Mall         Falls     RM   29,089   172,073   323,925   525,087   519,467     5,620  96.0%  96.0%  87.8%  Fee   Sears
                                                                                                                 Sears, ZCMI,
                                                                                                                 The Bon Marche

Twin Falls   Twin
Crossing     Falls     CC        0         0    37,680    37,680    37,680         0 100.0% 100.0%   0.0%  Fee   None (12)

Baskin
Robbins      Idaho
17th Street  Falls     FR    1,761         0         0     1,761     1,761         0 100.0% 100.0%   0.0%   Fee   None


Pine Ridge
Mall         Pocatello RM   25,818   148,718   360,117   534,653   423,153   111,500  95.5%  94.3%  83.7%  Fee/  JCPenney, ZCMI,
                                                                                                           GL    The Bon Marche,
                                                                                                                 (13) ShopKo(8)

Yellowstone  Idaho
Square       Falls     CC   16,865    38,950   166,733   222,548   220,748     1,800  90.3%  90.2%  74.9%  Prt-  Albertsons,
                                                                                                           shp   Fred Meyer
                                                                                                           Int
                                                                                                           (14)
WASHINGTON
----------
Three
Rivers
Mall         Kelso     RM  199,623   126,674   188,076   514,373   345,566   168,807  94.4%  91.7%  77.3%  Fee   JCPenney, Sears,
                                                                                                                 The Bon Marche,
                                                                                                                 Emporium,Target(5)
                                                                                                                 Top Foods(5)
OREGON
------
Bailey Hills
Plaza        Eugene    CC   12,000    11,895   155,000   178,895    11,895   167,000  99.2%  87.3%  87.3%  Fee   Safeway(5),
                                                                                                                 ShopKo(5)

                                                                                      OCCUPANCY AS OF
                                                                                          12/31/96
                                                                                    ---------------------
                              FREE                                                  BASED
                            STANDINGTENANT             TOTAL               TENANT    ON    BASED  TENANT   OWNER-
                    PROPERTY STORES SHOPS    ANCHORS   GLA(2)    GLA(3)    OWNED    TOTAL   ON     SHOP    SHIP
PROPERTY    LOCATION TYPE(1)(SQ.FT)(SQ.FT.)  (SQ.FT)   (SQ.FT)   (SQ.FT)  (SQ.FT)    GLA    GLA    SPACE   TYPE  ANCHORS
--------    -------- ------ ------- ------   -------   ------    -------  -------   -----  -----   -----   ----- -------

Division
Crossing     Portland  CC    2,589    24,091    67,960    94,640    92,051     2,589  93.7%  93.5%  75.3%  Fee   United Grocers,
                                                                                                                 Payless Drug

Halsey
Crossing     Gresham   CC    9,000    23,071    52,764    84,835    84,835         0 100.0% 100.0% 100.0%  GL    Safeway


WYOMING
-------
Eastridge
Mall         Casper    RM   17,500   264,262   289,796   571,558   495,675    75,883  91.3%  90.0%  84.2%  Fee   Target(5), Sears,
                                                                                                                 JCPenney,
                                                                                                                 The Bon Marche

White
Mountain     Rock
Mall         Springs   RM   26,025   105,962   208,452   340,439   340,439         0  76.7%  76.7%  76.2%  Fee   JCPenney,
                                                                                                                 Herbergers,
                                                                                                                 Wal-Mart

NEW MEXICO
----------
Animas
Valley       Farming-
Mall         ton       RM   27,500   221,978   271,155   520,633   461,295    59,338  91.7%  90.6%  80.4%  Fee   JCPenney, Sears,
                                                                                                                 Dillard's, Beall's
                                                                                                                 BestProducts(5)(7)

North
Plains
Mall         Clovis    RM   19,076    81,453   195,431   295,960   200,103    95,857  96.0%  94.0%  85.3%  Fee   JCPenney, Sears,
                                                                                                                 Wal-Mart(5)Beall's
NEVADA
------
Fremont
Plaza        Las Vegas CC    6,542    19,643    77,348   103,533   103,533         0  98.6%  98.6%  92.4%  GL    Smith's Food&Drug
                                                                                                                 Sav-On Drug

Plaza 800    Reno      CC    5,985    21,886   139,607   167,478   167,478         0  95.7%  95.7%  82.5%  GL    Albertsons,
                                                                                                                 ShopKo

COLORADO
--------
Austin
Bluffs       Colorado
Plaza        Springs   CC    9,447    35,859    71,543   116,849    78,902    37,947 100.0% 100.0% 100.0%  Fee   Albertsons,
                                                                                                                 Longs Drug(5)

                                                                                      OCCUPANCY AS OF
                                                                                          12/31/96
                                                                                    ---------------------
                              FREE                                                  BASED
                            STANDINGTENANT             TOTAL               TENANT    ON    BASED  TENANT   OWNER-
                    PROPERTY STORES SHOPS    ANCHORS   GLA(2)    GLA(3)    OWNED    TOTAL   ON     SHOP    SHIP
PROPERTY    LOCATION TYPE(1)(SQ.FT)(SQ.FT.)  (SQ.FT)   (SQ.FT)   (SQ.FT)  (SQ.FT)    GLA    GLA    SPACE   TYPE  ANCHORS
--------    -------- ------ ------- ------   -------   ------    -------  -------   -----  -----   -----   ----- -------
ARIZONA
-------
Fry's
Shopping
Plaza        Glendale  CC    8,564    38,781    71,919   119,264   119,264         0  94.8%  94.8%  91.6%  Fee   Fry's, Two
                                                                                                                 Dollar Fabric

Woodlands
Village      Flagstaff CC    4,020    43,380   146,898   194,298    91,858   102,440 100.0% 100.0% 100.0%  Fee   Bashas'
                                                                                                                 Wal-Mart(5)

CALIFORNIA
----------
                                                                                                           Prt-
                                                                                                           shp
Anaheim                                                                                                    Int   Best
Plaza        Anaheim   CC   10,000         0    67,433    77,433    77,433         0 100.0% 100.0%   0.0%  (15)  Products
                           ------- --------- --------- --------- --------- --------- -----  -----  -----
                           830,949 2,557,558 5,255,410 8,643,917 7,000,212 1,643,705 95.41% 94.33% 87.61%
                           ======= ========= ========= ========= ========= ========= =====  =====  =====

----------------------------------
 (1) Property type definitions are as follows: Regional Mall-RM, Community Centers--CC, Free-Standing Retail Properties-FR.
 (2) Represents PDC-owned leasable area and tenant-owned leasable area within the Properties.
 (3)       Represents PDC-owned leasable area within the Properties.
 (4) Ernst Home Center has filed for protection under the United States Bankruptcy Code ("Bankruptcy Code") but continues to be responsible for lease payments pursuant to the terms of the lease and the Bankruptcy Code.
 (5)       Owned by retailer.
 (6) Ernst Home Center has filed for protection under the Bankruptcy Code. The trustee in bankruptcy has rejected the terms of the lease and the Company is currently in the Process of releasing the space. See "The Company's Largest Tenants."
 (7) Best Products has filed for protection under the Bankruptcy Code but continues to be responsible for lease payments pursuant to the terms of the lease and the Bankruptcy Code.
 (8) PDC's lease is with Fred Meyer which subleases the property to the anchor tenant.
 (9) PDC's lease is with Smith's Food & Drug which subleases the property to the anchor tenant.
(10)       PDC owns a ground lease on two acres.
(11) PDC's ownership represents a 73.3% partnership interest in the current fee holder of the Property.
(12)       PDC's leasee subleases the Property to several other retailers.
(13)       PDC owns two ground leases on 7.3 acres and 1.2 acres.
(14) PDC's ownership represents a 83.5% partnership interest in the current fee holder of the Property.
(15) PDC's ownership interest represents a 50% partnership interest in the current ground lease holder of the Property.

                      COMMERCIAL PROPERTIES

                                                OCCUPANCY
                                PROPERTY    GLA  BASED ON OWNERSHIP
PROPERTY            LOCATION    TYPE(1)   (SQ.FT)  GLA     TYPE
--------            --------    -------   -------  -------  -------
UTAH
----
Price Business
Center-Pioneer    Salt Lake
Square               City       BP       530,689  97.44%    Fee

Price Business
Center-South      Salt Lake
Main                 City       BP       144,554   92.10%   Fee

Price Business
Center -          Salt Lake
Timesquare           City       BP       289,423   99.01%   Fee

Sears-Eastbay     Provo         CP        48,880  100.00%   Fee

Price Business
Center            West Valley
Commerce Park         City      BP       393,069  100.0%    Fee

IDAHO
-----
Boise/FSB Plaza   Boise         CP        11,058 100.00%    Fee
                                       --------- -------
                                       1,417,673  98.04%
                                       ========= =======
 ____________________
(1) Property type definitions are as follows: Business Park--BP, Commercial Property--CP.


SIGNIFICANT PROPERTIES

     Two of the Properties in the Company's portfolio, Boise Towne Square and Cottonwood Mall, individually comprised in excess of 10% of the Company's assets for the year ended December 31, 1996.
Boise Towne Square also contributed in excess of 10% of the Company's total aggregate gross revenue for the year ended December 31, 1996. Certain additional information relating to these Properties is set forth below:


     BOISE TOWNE SQUARE

     Boise Towne Square is centrally located in Boise, Idaho adjacent to the main thoroughfare of the city. Boise Towne Square was opened by the Predecessor Companies in October of 1988. Boise Towne Square is the dominant regional mall in its trade area, with several community centers as its major competition. The real estate tax rate on the improvements for the year ended December 31, 1996 was 1.9%, amounting to a total tax of $727,000 for the year.

     The Company leases approximately two acres which is utilized for perimeter parking and landscaping from Union Pacific Railroad Company on a yearly basis at a current rental rate of $21,000 per year. Boise Towne Square is part of the collateral securing the Mortgage Debt and the Company believes it is adequately insured. Depreciation is taken utilizing a straight line method over 40 years with a net book basis of approximately $32,543,000, $33,687,000, and $35,138,000 at December 31, 1996, 1995 and 1994
respectively. It is the Company's policy to renovate, expand and upgrade as warranted by market conditions.

     As of December 31, 1996, 1995 and 1994, Boise Towne Square was 99%, 98% and 98% occupied, respectively, with an average annual rent per square foot of $14.80, $14.65 and $13.66 for the years ended on those respective dates. Its major tenants occupying 10% or more of Total GLA are all department stores and include JCPenney, Sears, The Bon Marche and Mervyn's. JCPenney, Sears and Mervyn's own their own land and buildings and are subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2078, while The Bon Marche's lease is for a term of 20 years, expiring in 2008, with two 20-year extension options. Boise Towne Square's leases will expire on the following schedule:



                                                                AVERAGE               PERCENTAGE OF GLA
                                                  ANNUALIZED ANNUALIZED BASE    REPRESENTED BY EXPIRING LEASES
                                                    BASE     RENT PER SQUARE  -----------------------------------
 EXPIRATION            NUMBER       APPROXIMATE   RENT UNDER   FOOT UNDER      ASSUMING NO          ASSUMING FULL
 YEAR ENDING         OF LEASES           GLA       EXPIRING     EXPIRING       EXERCISE OF           EXERCISE OF
 DECEMBER 31,         EXPIRING       SQUARE FEET    LEASES      LEASES(1)    RENEWAL OPTIONS       RENEWAL OPTIONS
-------------        ---------      ------------  ---------   -------------  ---------------       ---------------
1997. . . . . . . . .    10           12,673     $   185,572     $   14.64       2.62%                  1.27%
1998. . . . . . . . .    48           61,539       1,329,634         21.61       12.73                  9.73
1999. . . . . . . . .    31           83,371       1,430,202         17.15       17.25                  9.48
2000. . . . . . . . .    27           57,134       1,097,904         19.22       11.82                  8.91
2001. . . . . . . . .    13           42,998         744,650         18.02        8.90                  8.76
2002. . . . . . . . .     5           12,055         172,445         14.30        2.49                  1.14
2003. . . . . . . . .    13           24,679         543,983         22.04        5.11                  5.11
2004. . . . . . . . .     4           11,763         223,350         18.99        2.43                  2.43
2005. . . . . . . . .     1            3,710          68,635         18.50        0.77                  0.77
2006. . . . . . . . .     3            8,658         141,925         16.39        1.79                  0.55
2007 and thereafter .     7          145,962       1,095,503          7.51       30.30                  0.96
                       ----          -------                                   -------              --------
   Total. . . . . . .   162          464,542                                    96.21%                49.11%
                       ====          =======                                   =======              ========

--------------------
(1) Excludes tenants paying percentage rents in lieu of minimum rents.


     COTTONWOOD MALL

     Cottonwood Mall is the retail hub for an upper income area of Salt Lake City, Utah. Cottonwood Mall, opened in 1961, was Utah's first enclosed mall. It was significantly renovated in 1983 following its purchase by the Predecessor Companies. The real estate tax rate on the improvements for the year ended December 31, 1996 was 1.3%, amounting to a total tax of $708,000 for the year. Cottonwood Mall faces competition from two other nearby regional malls.

     Cottonwood Mall is part of the collateral securing the Mortgage Debt and the Company believes it is adequately insured. Depreciation is taken utilizing a straight line method over 40 years with a net book basis of approximately $42,452,000, $43,814,000, and $45,490,000 at December 31, 1996, 1995 and 1994
respectively. It is the Company's policy to renovate, expand and upgrade as warranted by market conditions.

     As of December 31, 1996, 1995 and 1994, Cottonwood Mall was 94%, 94% and 91% occupied, respectively, with an average annual rent per square foot of $7.35, $7.64 and $7.29 for the years ended on those respective dates. Its major tenants occupying 10% or more of Total GLA are JCPenney and ZCMI. JCPenney has exercised its first five year option to extend, which option expires in 1999, and has three additional five-year extension options. ZCMI has exercised its first 20 year option to extend which option expires in 2012, and has two additional 20-year extension options. Cottonwood Mall's leases will expire on the following schedule:

                                                                AVERAGE               PERCENTAGE OF GLA
                                                  ANNUALIZED ANNUALIZED BASE    REPRESENTED BY EXPIRING LEASES
                                                    BASE     RENT PER SQUARE  -----------------------------------
 EXPIRATION            NUMBER       APPROXIMATE   RENT UNDER   FOOT UNDER      ASSUMING NO          ASSUMING FULL
 YEAR ENDING         OF LEASES           GLA       EXPIRING     EXPIRING       EXERCISE OF           EXERCISE OF
 DECEMBER 31,         EXPIRING       SQUARE FEET    LEASES      LEASES(1)    RENEWAL OPTIONS       RENEWAL OPTIONS
-------------        ---------      ------------  ---------   -------------  ---------------       ---------------
1997. . . . . . . .      21            49,446     $  593,676    $    12.01        6.55%                 3.51%
1998. . . . . . . .      18            50,603        466,666          9.22        6.70                  2.89
1999. . . . . . . .      11           173,766        430,431          2.48       23.02                  1.04
2000. . . . . . . .      12            27,676        484,744         17.51        3.67                  3.67
2001. . . . . . . .      11            30,829        430,736         13.97        4.08                  3.30
2002. . . . . . . .       4             9,863        145,124         14.71        1.31                  1.31
2003. . . . . . . .       9            18,206        377,562         20.74        2.41                  2.26
2004. . . . . . . .       9            19,655        433,807         22.07        2.60                  1.60
2005. . . . . . . .       7            31,211        583,710         18.70        4.14                  4.14
2006. . . . . . . .       9            34,670        490,907         14.16        4.59                  4.02
2007 and thereafter       9           260,324      1,242,990          4.77       34.49                  3.25
                       ----          --------                                  -------               -------
   Total                120           706,249                                    93.56%                30.99%
                       ====          ========                                  =======               =======

------------------------
(1) Excludes tenants paying percentage rents in lieu of minimum rents.

THE COMPANY'S LARGEST TENANTS

     The Company's largest tenants include JCPenney, ZCMI, Wal-Mart, The Bon Marche, Sears, ShopKo Stores, Albertson's and Fred Meyer. No tenant represented more than 10% of the Company's rental revenues (i.e., minimum plus percentage rents) for the year ended December 31, 1996.

     ANCHORS

     Malls and community centers usually contain one or more large retail companies known as "anchors." Anchors, which include traditional department stores, general merchandise stores, large fashion specialty stores, value oriented specialty stores and discount stores, usually inventory a broad range of products that appeal to many shoppers. Anchors either own their own stores (and sufficient parking) or lease their stores from the Company. Although the rent and other charges paid by anchors is usually much less (on a per square foot basis) than the rent paid by other tenants, their presence typically attracts many shoppers and enhances the value of a mall or community center.

     As of December 31, 1996, anchors occupied approximately
3,055,000 and 2,201,000 square feet of Total GLA in the malls and community centers, respectively.


     The following table summarizes the Total GLA owned and leased as of December 31, 1996, by the largest major anchors in the malls:

                                                                       ANCHOR                       COMPANY-OWNED
                        NUMBER OF     COMPANY-OWNED  ANCHOR-OWNED     TOTAL GLA      PERCENT         ANCHORS AS
    ANCHOR            ANCHOR STORES    SQUARE FEET    SQUARE FEET    SQUARE FEET    TOTAL GLA      % OF REVENUE(3)
    ------            -------------   -------------  ------------    -----------    ---------      ---------------
JCPenney . . . . . . .     11           627,659         141,091         768,750       7.64%             3.17%

ZCMI . . . . . . . . .      5           562,754               0         562,754       5.59              2.87

Wal-Mart . . . . . . .      3            86,944         210,128         297,072       2.95               *

The Bon Marche . . . .      5           354,794               0         354,794       3.53              3.57

Sears. . . . . . . . .      6           317,215         106,623         423,838       4.21              2.69

ShopKo Stores. . . . .      1                 0         111,500         111,500       1.11              0.00

Mervyn's . . . . . . .       1                0          79,648          79,648       0.79              0.00

Target Stores. . . . .       1                0          75,883          75,883       0.75              0.00

Dillard's. . . . . . .       1           72,212               0          72,212       0.72               *

     Anchors in the community centers occupy approximately 71.4% of Total GLA of the community centers. The following table summarizes the Total GLA owned and leased by the largest of these anchors:

                                                                       ANCHOR                       COMPANY-OWNED
                        NUMBER OF     COMPANY-OWNED  ANCHOR-OWNED     TOTAL GLA      PERCENT         ANCHORS AS
    ANCHOR            ANCHOR STORES    SQUARE FEET    SQUARE FEET    SQUARE FEET    TOTAL GLA      % OF REVENUE(3)
    ------            -------------   -------------  ------------    -----------    ---------      ---------------
ShopKo Stores,
Inc./ShopKo. . . . .        4             104,000       297,140        401,140        3.99%              *

Fred Meyer Inc.
/Fred Meyer. . . . .        3             309,944             0        309,944        3.08              1.53%

Albertsons Inc.
/Albertson's . . . .        8             269,098        41,407        310,505        3.09              1.23

Burlington Coat (2).        2             174,248             0        174,248        1.73               *

Best Products
Company Inc.
/Best Products(3). .        2             126,783             0        126,783        1.26               *

Ernst Home Center
Inc./Ernst Home
Centers(4) . . . . .        2              94,783             0         94,783        0.94              1.43

Safeway Stores Inc.
/Safeway . . . . . .        2              52,764        53,000        105,764        1.05               *

Wal-Mart . . . . . .        1                   0       102,440        102,440        1.02              0.00

PayLess Drug . . . .        2              70,583             0         70,583        0.70               *

_________________
(1)     Revenue defined as minimum rents plus percentage rents.
(2)     Sublease from Fred Meyer.
(3) Best Products has filed for protection under the Bankruptcy Code but continues to be responsible for lease payments pursuant to the terms of the lease and the Bankruptcy Code.
(4) Ernst Home Center has filed for protection under the Bankruptcy Code but continues to be responsible for lease payment pursuant to the terms of the Gateway Crossing and Cache Valley Mall leases and the Bankruptcy Code. The Ernst Home Center lease for space at the Red Cliffs Plaza has been rejected and the Company is currently in the process of releasing the space.
*  Less than 1%.

     MAJOR TENANTS
     Nonanchor tenants owned by major national retail chains lease a considerable amount of space in the Company's retail properties. Such retail chains include Amcena Corporation (Maurice's), Brown Group (Naturalizer Shoes), Claire's (Claire's Boutique), Edison Brothers (Bakers Shoes, Jeans West, J. Riggings, 5-7-9), Waldenbooks Books, Inc., The Limited (Lane Bryant, Lerner, Limited, Express, Victoria's Secret, Bath & Body Structure), May Department Stores (PayLess ShoeSource), Kay-Bee Toys, Wilson's Suede & Leather, Musicland Land Group (Musicland, Sam Goody, Suncoast Pictures), Tandy Corporation (Radio Shack), Woolworth Corporation, (Northern Reflections, Afterthoughts, Athletic X-press, Foot Locker, Kinney Shoes, Lady Footlocker, San Francisco Music Box Company), B. Dalton (B. Dalton Bookseller, Barnes & Noble), Charming Shoppes, Inc. (Fashion Bug), Deb Shops, Regis Corporation, Jay Jacobs, County Seat, General Mills (Olive Garden, Red Lobster), Gap Stores, Inc.(Gap, GapKids), The Buckle, Eddie Bauer, Zales Corporation, Gymboree, Fred Meyer, Millers Outpost, Pearle Vision and Pendleton.

LEASES

     Most of the Company's leases are long-term leases that contain fixed base rents and step-ups in rent typically occurring every three to five years. These leases generally pass through to the tenant the tenant's share of common area charges, including insurance costs and real estate taxes. Generally, all of the regional mall leases and certain of the community center leases include roof and structure repair costs in common area charges.
The Company's leases also generally provide for additional rents based on a percentage of tenant sales. Such percentage rents accounted for approximately 7.2% of total rental income from the Properties for the year ended December 31, 1996.

     The following table sets forth information relating to the rental revenue from the Properties for the periods indicated:


                                                YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------
PROPERTY TYPE                        1996        1995        1994        1993        1992
                                     ----        ----        ----        ----        ----
                                                    (Dollars in thousands)
Regional Malls. . . . . . . . . . $  36,286   $  29,299   $  24,860   $  22,882   $  22,026
Community Centers and
Free-Standing Retail Properties .    13,591      12,173      10,658       9,453       8,208
Commercial Properties . . . . . .     6,631       5,633       4,929       4,646       4,229


     VACANT SPACE

     Approximately 425,000 square feet of the Company-owned GLA was vacant as of December 31, 1996. Of this vacant space, 340,000 square feet was in the mall portfolio (18% of which is anchor and 82% of which is mall shop space), 57,000 square feet was in the community center portfolio and 28,000 square feet was in the commercial portfolio.

     The following tables set forth information relating to lease expirations for retail store and commercial property leases in effect as of December 31, 1996 over the ten-year period commencing January 1, 1997 and thereafter for large stores (over 20,000 square feet) and small stores (20,000 square feet and less) at the retail properties and for all leases at the commercial properties. Unless otherwise indicated, all information set forth below (i) assumes that none of the tenants exercise renewal options and (ii) excludes leases that had not commenced as of December 31, 1996.

             RETAIL STORE LEASES (OVER 20,000 SQUARE FEET)

                                                                             Average
                                                                          Annualized Base
  Lease Expiration    Number of    Approximate     Annualized Base       Rent Per Square
     Year Ending       Leases        GLA in           Rent Under            Foot Under
     December 31,      Expiring     Square Feet      Expiring Leases       Expiring Leases(1)
     ------------      --------     -----------      ---------------       ------------------
1997. . . . . . . . .     1           30,000          $   32,400            $     1.08
1998. . . . . . . . .     9          353,941             879,919                  2.49
1999. . . . . . . . .     3          239,140             443,487                  1.85
2000. . . . . . . . .     4          178,395             510,534                  2.86
2001. . . . . . . . .    10          628,358           1,493,436                  2.38
2002. . . . . . . . .     3          122,647             539,590                  4.40
2003. . . . . . . . .     1           28,000              67,200                  2.40
2004. . . . . . . . .     4          255,669             725,957                  2.84
2005. . . . . . . . .     2           93,761             316,761                  3.38
2006 and thereafter .    34        2,142,053           8,061,897                  3.76
                        ---        ---------
Total . . . . . . . .    71        4,071,964
                        ===        =========

                RETAIL STORE LEASES (20,000 SQUARE FEET OR LESS)

                                                                             Average
                                                                          Annualized Base
  Lease Expiration    Number of    Approximate     Annualized Base       Rent Per Square
     Year Ending       Leases        GLA in           Rent Under            Foot Under
     December 31,      Expiring     Square Feet      Expiring Leases       Expiring Leases(1)
     ------------      --------     -----------      ---------------       ------------------
1997. . . . . . . . .    178         369,226          $ 3,808,654           $    10.32
1998. . . . . . . . .    171         295,911            3,882,245                13.12
1999. . . . . . . . .    138         329,914            4,131,342                12.52
2000. . . . . . . . .    124         244,586            3,824,580                15.64
2001. . . . . . . . .     97         224,459            3,128,810                13.94
2002. . . . . . . . .     55         182,693            2,200,818                12.05
2003. . . . . . . . .     55         184,402            2,425,781                13.15
2004. . . . . . . . .     43         130,316            2,024,616                15.54
2005. . . . . . . . .     40         126,126            2,072,618                16.43
2006 and thereafter .     94         339,896            5,092,814                14.98
                        ----       ---------
Total . . . . . . . .    995       2,427,529
                        ====       =========

                                    COMMERCIAL PROPERTIES

                                                                             Average
                                                                          Annualized Base
  Lease Expiration    Number of    Approximate     Annualized Base       Rent Per Square
     Year Ending       Leases        GLA in           Rent Under            Foot Under
     December 31,      Expiring     Square Feet      Expiring Leases       Expiring Leases(1)
     ------------      --------     -----------      ---------------       ------------------
1997. . . . . . . . .    22          278,274          $ 1,651,028           $     5.93
1998. . . . . . . . .    10          285,839            1,187,247                 4.15
1999. . . . . . . . .    14          220,188            1,171,527                 5.32
2000. . . . . . . . .     8          394,055            1,866,069                 4.68
2001. . . . . . . . .     2           31,590              155,064                 4.91
2002. . . . . . . . .     4           87,067              524,290                 6.02
2003. . . . . . . . .     1           20,988              275,572                13.13
2004. . . . . . . . .     2           28,621              146,464                 5.12
2005. . . . . . . . .     0                0                    0                    0
2006 and thereafter .     0                0                    0                    0
                        ---        ---------
Total . . . . . . . .    63        1,346,622
                        ===        =========

_______________
(1)     Excludes tenants paying percentage rents in lieu of minimum rents.

OPERATIONS AND MANAGEMENT

     The Company performs all property management functions for the Properties. The Company has 171 full-time employees devoted exclusively to property management. Each of the regional malls has on-site management and maintenance personnel as well as a marketing staff to assist the mall tenants in promoting and advertising their products. Overall supervision of mall operations, headed by a Director of Enclosed Malls and a Director of Marketing, is conducted in a centralized fashion in order to take advantage of economies of scale and to deliver a uniform presentation of all management functions. The Company's internal property management information system enables it to quickly determine tenant status, tenant gross sales, insurance, and other critical information in order to effectively manage the affairs of its real property portfolio. The data collected regarding percentage sales allows the Company to predict sales, to retain tenants and enhance mall stability.

     The Leasing/Development Department is responsible for maintaining relationships with tenants that afford the Company opportunities for new development and expansion. The Company conducts an active program of leasing, within the common area space of its malls and community centers, kiosks and other promotional displays on a seasonal basis. In addition to increased customer traffic, this approach generates additional revenue for the Company and offers an opportunity for entrepreneurial individuals interested in opening stores on a more permanent basis within one of the Company's Properties.

     The Company's property management efforts will continue to be directed toward improving the attractiveness and appeal of its retail properties and a pleasant shopping environment in order to increase overall tenant sales and rents. The Company strives to meet the needs of its tenants in the areas of promotion, marketing and ongoing management of its properties and seeks to bring together a sufficient critical mass of complementary upscale and brand-name tenants. As part of its property management efforts, the Company monitors tenant mix, store size, sales results and store locations, and works closely with tenants to improve the overall performance of their stores. The Company seeks to anticipate trends in the retailing industry and introduce new retail names and concepts into its retail properties in response to these trends. The Company maintains its malls and community centers to very high standards and believes that the aesthetics, ambiance and cleanliness of these Properties contribute to repeat visits by customers.

ACQUISITION PROGRAM

     The Company is currently seeking to acquire additional retail properties, particularly malls and community centers that (i) have leases at rental rates below market, (ii) have potential for rental and/or occupancy increases, (iii) offer cash flow growth or capital appreciation potential where the Company's financial strength, relationships with retail companies or expansion or redevelopment capabilities can enhance value and/or (iv) provide anticipated total returns that will increase the Company's distributions per share of Common Stock.

     On April 4, 1996, the Company acquired Grand Teton Mall located in Idaho Falls, Idaho for $34.4 million. Major tenants include JCPenney, Sears, The Bon Marche and ZCMI. The Property contains approximately 525,000 square feet to Total GLA.


DEVELOPMENT

     The Company currently has 16 full-time employees devoted to property development, redevelopment and leasing and maintains the in-house capability to bring a project from concept to completion. The Leasing/Development Department has directors of Leasing, Development, Tenant Coordination and Design/Drafting.

     In 1996, the Company constructed a 25,000 square foot office building at Price Business Center - Timesquare in Salt Lake City, Utah, increasing the park's Total GLA to 289,000 square feet. The new building completes the master plan for the park which is 99% occupied.

     The Company is currently developing a 750,000 square foot regional mall in Spokane, Washington. Completion of the first phase of this mall is expected to occur in 1997. Additionally, the Company is developing a 113,000 square foot shopping center adjacent to its Boise Towne Square. The Company expects the new center to be completed in the fall of 1997.

     The Company began work on an 80,000 square foot addition to the Pine Ridge Mall located in Pocatello, Idaho. Sears will become the fifth anchor in this mall. The development is expected to be completed in the fall of 1997.

     The Company is currently planning the development of an enclosed regional mall in Provo, Utah. Additionally, the expansion and renovation of several existing properties as well as other developments and acquisitions are being contemplated by the Company as a means of expanding its portfolio.

     Included as part of the Company's retail properties is vacant land suitable for additional development and expansion projects. The Company will seek to expand these and other properties in its retail portfolio depending on tenant demands and market conditions.


THIRD PARTY PROPERTY MANAGEMENT

     The Company provides third-party property management for one office building and two commercial buildings, all located in the greater Salt Lake City, Utah metropolitan area, and for Silver Lake Mall and Silver Lake Plaza located in Coeur D' Alene, Idaho. In addition to these arrangements, the Company plans to pursue other property management opportunities. The Company believes that, in addition to generating property management fees, third party property management arrangements can be a source of future acquisitions for the Company. Property management facilitates an understanding of a property's value and potential for cash flow growth.

EMPLOYEES

     The Company has over 370 employees. The Company believes its relationship with its employees is very good. None of the Company's employees are unionized.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any pending or threatened litigation at this time that will have a materially adverse effect on the Company or any of the Properties or it's development parcels.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the period covered by this report.

ITEM 4A.  EXECUTIV OFFICERS OF THE REGISTRANTS

     The following is a list of executive officers of the Company.

        NAME            AGE                    POSITION
        ----            ---                    --------
John Price              63         Chairman of the Board of
                                   Directors and Chief Executive
                                   Officer

G. Rex Frazier          53         President and Chief Operating
                                   Officer and Director

Paul K. Mendenhall      49         Vice President--Finance and
                                   Secretary

Martin G. Peterson      50         Vice President--Administration

Thomas L. Mulkey        44         Vice President--
                                   Leasing/Development

Greg Curtis             46         Vice President--Management

David R. Sabey          44         Vice President and General
                                   Counsel

     John Price was appointed to serve in his current capacity in September, 1993. Mr. Price formed Fairfax in 1972, and its predecessor, John Price Associates, Inc., a construction company, in 1957. Mr. Price has developed and built substantial retail and commercial real estate in his 39 years of real estate activity and has been involved in all facets of real estate development, construction, leasing, management and financing. He is a director and on the Executive Committee of Alta Industries - Utah, Inc.. Mr. Price is also a trustee of the University of Utah and is a member of the Advisory Board of the First Security Bank of Utah, N.A. Mr. Price is a graduate of the University of Utah.

     G. Rex Frazier was appointed to serve in his current capacity in September, 1993. Mr. Frazier has served as President and Chief Operating Officer of Fairfax since 1986, prior to which he had served as Executive Vice President, Vice President--Finance and Director of Finance. He became a director of the Company in 1993. Mr. Frazier has been involved in the real estate industry since 1976. He is a certified public accountant and prior to joining Fairfax, worked as an audit supervisor with Touche Ross & Company. Mr. Frazier is a graduate of the University of Utah.

     Paul K. Mendenhall was appointed to serve in his current capacity in September, 1993. Mr. Mendenhall has served as Vice President--Finance and Secretary of Fairfax since 1986, prior to which he served as Director of Finance and as Financial Analyst. Mr. Mendenhall has been involved in the real estate industry since 1977. He is a certified public accountant and, prior to joining Fairfax, worked as a Senior Auditor for Touche Ross & Company. Mr. Mendenhall is an elected member at large of the American Institute of Certified Public Accountants (AICPA) governing council. Mr. Mendenhall is a graduate of the University of Utah.

     Martin G. Peterson was appointed to serve in his current capacity in September, 1993. Mr. Peterson currently serves as Vice President--Administration, prior to which he served as Vice President Administration/Accounting and Treasurer of Fairfax since 1978, and Assistant Vice President. Mr. Peterson has been involved in the real estate industry since 1975. He is a certified public accountant and, prior to joining Fairfax, worked as a Senior Auditor for Price Waterhouse. Mr. Peterson is a graduate of Brigham Young University.

     Thomas L. Mulkey was appointed to serve in his current capacity in September, 1993. Mr. Mulkey has served as the Vice President--Leasing/Development of Fairfax since 1987, prior to which he had overseen the development of many of the Properties. Mr. Mulkey has been involved in the real estate industry since 1974. Prior to joining Fairfax, Mr. Mulkey was a project manager for the May Stores Centers, Inc. Mr. Mulkey is a graduate of the University of Missouri.

     Greg Curtis was appointed to serve in his current capacity in September, 1993. Mr. Curtis has served as Vice President-- Management of Fairfax since 1982, prior to which he served as Director of Enclosed Malls and as a Mall Manager. Mr. Curtis has been involved in the real estate industry since 1977. Mr. Curtis is a graduate of Brigham Young University.

     David R. Sabey was appointed to serve in his current capacity in September, 1993. Mr. Sabey has served as Vice President and General Counsel of Fairfax since 1990. Prior to joining Fairfax, Mr. Sabey worked as Assistant General Counsel for the Longs Drug Stores Corporation. Mr. Sabey has been in the retail and real estate industry since 1983. Mr. Sabey is a graduate of McGeorge School of Law and the University of Utah.

                             PART II


ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "JPR." Prior to the Offering of the Common Stock on January 14, 1994, there was no public market for the Common Stock. As of March 21, 1997, the last reported sales price for the Common Stock on the New York Stock Exchange was $26-7/8 per share. As of March 21, 1997, there were 204 stockholders of record, of which 203 were holders of Common Stock and one was a holder of Price Group Stock.

     The following table sets forth, the high and low closing sales price per share of the Common Stock and the distributions paid per share for each of the quarters presented:


                                Sales Price
                            -------------------       Distributions
                             High           Low        Per Share
                             ----           ---         ---------
Year Ended 12/31/95
   First Quarter            $21            $19-3/8      $.405
   Second Quarter            21-7/8         17-3/8       .405
   Third Quarter             21-3/8         19-1/2       .405
   Fourth Quarter            22-3/8         19-1/2       .420


Year Ended 12/31/96
   First Quarter            $21-7/8        $18-3/4      $.420
   Second Quarter            21-1/2         19           .420
   Third Quarter             22-7/8         20-3/4       .420
   Fourth Quarter            27-1/4         21-3/4       .435



     During 1996 and 1995, the Company recorded regular quarterly distributions, totaling $27,139,000 and $23,881,000, respectively, or $1.695 and $1.635 per share of Common Stock, respectively. Of the amounts paid during 1996 and 1995, 13% and 18%, respectively, represented a return of capital. The Board of Directors has declared a quarterly distribution, payable to stockholders of record as of April 4, 1997, of $.435 which is an amount equivalent to an annual distribution of $1.74 per share. Distributions on Price Group Stock are payable by the Company at a rate per share equal to 80% of the distributions declared on Common Stock. Future distributions will be determined by the Board of Directors and will be dependent upon cash available for distribution, financial position and cash requirements of the Company.


ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

     The following table sets forth selected financial and other data for the Company for the years ended December 31, 1996, 1995, and for the period January 21, 1994 through December 31, 1994 and for the Predecessor Companies for the period January 1, 1994 through January 20, 1994 and the years ended 1993 and 1992. The historical financial information for all the periods have been derived from the historical consolidated and combined financial statements audited by Price Waterhouse LLP, independent accountants.

     The following selected financial information should be read in conjunction with all of the financial statements included elsewhere herein and "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

                  SELECTED FINANCIAL AND OTHER DATA
           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               PREDECESSOR         PREDECESSOR
                                                                  COMPANY       COMPANIES           COMPANIES
                           COMPANY             COMPANY           HISTORICAL     HISTORICAL          HISTORICAL
                          HISTORICAL          HISTORICAL         JANUARY 21,    JANUARY 1,             YEAR
                          YEAR ENDED          YEAR ENDED           1994 TO        1994 TO              ENDED
                         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,   JANUARY 20,         DECEMBER 31,
                                                                                                 -----------------
                             1996                1995               1994           1994          1993        1992
                             ----                ----               ----           ----          ----        ----
REVENUES                  $  72,949            $  60,950          $  50,071     $   2,578     $  47,728   $  45,610
                          ---------            ---------          ---------     ---------     ---------   ---------

EXPENSES
Operating Expenses
 before Interest,
  Depreciation and
 Amortization                24,405               20,389             17,090           893        17,226      17,012

Interest                      7,776                6,623              5,873           826        18,482      18,852

Depreciation and
 Amortization                11,979               11,528              8,734           430         8,530       7,882
                          ---------            ---------          ---------         -----      --------    --------
   Total                     44,160               38,540             31,697         2,149        44,238      43,746
                          ---------            ---------          ---------         -----      --------    --------

                             28,789               22,410             18,374           429         3,490       1,864

Minority Interests in
 Income of Consolidated
   Partnerships                (269)                (320)              (221)            0          (251)       (254)

Equity in Net Loss of
 Partnership Interest             0                 (184)               (82)            7          (238)       (238)
Gain (Loss) of Sales
 of Real Estate                  94                  918                  0             0           607         531
                          ---------            ---------          ---------     ---------     ---------   ---------
Income Before
 Extraordinary Item
 and Minority Interest
 of PDC Unitholders          28,614               22,824             18,071           436         3,608       1,903

Minority Interest of
 PDC Unitholders             (5,244)              (4,646)            (3,943)            0             0           0

Extraordinary Item:
 Loss on Extinguishment
 of Debt, Net of Minority
 Interest of PDC
 Unitholders                     0                     0            (5,215)             0             0           0
                          --------             ---------          --------      ---------     ---------   ---------
  Net Income (Loss)       $ 23,370             $  18,178          $  8,913      $     436     $   3,608   $   1,903
                          ========             =========          ========      =========     =========   =========
  Net Income per Share
 of Common Stock (2)      $   1.46             $    1.27          $    .67
                          ========             =========          ========

                        SELECTED FINANCIAL AND OTHER DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                               PREDECESSOR         PREDECESSOR
                                                                  COMPANY       COMPANIES           COMPANIES
                           COMPANY             COMPANY           HISTORICAL     HISTORICAL          HISTORICAL
                          HISTORICAL          HISTORICAL         JANUARY 21,    JANUARY 1,             YEAR
                          YEAR ENDED          YEAR ENDED           1994 TO        1994 TO              ENDED
                         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,   JANUARY 20,         DECEMBER 31,
                                                                                                 -----------------
                             1996                1995               1994           1994          1993        1992
                             ----                ----               ----           ----          ----        ----
BALANCE SHEET DATA
Real Estate,
 before Accumulated
 Depreciation             $ 453,241            $ 388,205          $ 321,242           N/A     $ 286,719   $ 280,911

Total Assets                381,360              327,061            281,696           N/A       236,482     237,867

Total Debt                  162,375              106,406            108,741           N/A       235,799     232,195

Shareholders' Equity
 (Deficit)                  172,556              175,754            127,593           N/A        (6,951)     (1,721)

OTHER DATA
Funds From
 Operations (3)              39,098               32,139             26,083           859        10,792       8,879
Net Operating Income         48,544               40,561             32,981         1,685        30,502      28,598


                                   NUMBER OF PROPERTIES/TOTAL GLA
                                            DECEMBER 31,
                       1996        1995        1994       1993        1992
                       ----        ----        ----       ----        ----
Number of
 Properties
 at Year End               44          43          40         38          38
                    =========   =========   =========  =========   =========
Total GLA in square
 feet at Year End:

Malls               5,553,000  5,020,000    3,898,000  3,855,000   3,849,000

Community Centers
 and Free-Standing
 Retail Properties  3,091,000  3,091,000    2,997,000  2,742,000   2,720,000

Commercial
 Properties         1,418,000  1,394,000    1,113,000  1,113,000   1,108,000
                    ---------  ---------    ---------  ---------   ---------

   Total           10,062,000  9,505,000    8,008,000  7,710,000   7,677,000
                   ==========  =========    =========  =========   =========

_______________

(1) The Company closed its initial public offering on January 21, 1994. See Note 2 of Notes to the
             Financial Statements.

(2)          Based on 16,048,000, 14,345,000 and 13,231,000
             weighted average number of shares of Common Stock and Price Group Stock outstanding for the years ended
             December 31, 1996, 1995 and 1994, respectively.

(3) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." In March 1995, NAREIT issued the White Paper which discussed NAREIT's views of certain interpretive issues under the definition of FFO. Effective January 1, 1996, the Company modified its calculation of FFO in accordance with the interpretive positions set forth by NAREIT in the White Paper. For reporting periods ending December 31, 1995, and prior, the Company added back depreciation on non
             -rental property and the amortization of deferred financing costs to income from operations before equity in net income of partnership investment and minority interest in income of consolidated partnerships. For reporting periods beginning January 1, 1996, depreciation of non-rental property and the amortization of deferred financing costs, are not added back to income from operations before equity in net income of partnership investment and minority interest in income of consolidated partnerships arriving at funds from operations. Funds from operations for periods ending December 31, 1995, and prior, have been retroactively restated to be comparable with the method of calculating 1996 funds from operations. While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated for operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. Further, the Company's presentation of FFO may not be comparable to other similarly titled measures used by other equity REITs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion should be read in conjunction with "Selected Financial and Other Data" and the Consolidated and
Combined Financial Statements of the Company and of the Predecessor Companies and the Notes thereto appearing elsewhere herein.

The Company completed its initial public offering on January 21, 1994, and conducts all of its business operations through, and holds an 82% controlling general partner interest in, Price
Development Company, Limited Partnership ("PDC") as of December 31,
1996.

The Company is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 44 properties, including 11 enclosed regional malls, 24 community centers, three freestanding retail properties and six mixed-use commercial properties ("Properties"). The Company's financial condition and results of operations were positively impacted by the Company's 1996 acquisition of the Grand Teton Mall, the 1995 acquisition of two regional malls, Eastridge Mall and Animas Valley Mall, and one community center, Cottonwood Square. The Company's acquisition and development activities added a combined 1,803,000 square feet of GLA to the retail portfolio and 302,000 square feet of GLA to the commercial portfolio during 1995 and 1996.

The Company completed an additional public offering in August 1995, raising approximately $56.4 million in gross proceeds through the sale of 2,750,000 shares of its Common Stock. An additional public offering was completed in January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of Common Stock.

During 1995, the Company obtained a $50 million credit facility (the "1995 Credit Facility") to fund working capital and property acquisition, expansion and development activities. On January 22, 1996, the Company obtained an additional $25 million credit facility (the "1996 Credit Facility," together with the 1995 Credit Facility, the "Credit Facilities") which is available for the same purposes as the 1995 Credit Facility.


RESULTS OF OPERATIONS

The financial statement results presented for the period January 21, 1994 through December 31, 1994 reflect a 345 day period and are not indicative of the Company's performance on an annual basis. Similarly, the results presented for the Predecessor Companies for the period January 1, 1994 through January 20, 1994 reflect only 20 days of operations. Therefore, the results of operations for 1994 will be presented on a combined basis to compare it to the full year ended December 31, 1995. The Company believes presentation in this manner provides a more meaningful discussion of year-to-year results.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED
     DECEMBER 31, 1995

For the year ended December 31, 1996, income before minority interest of PDC Unitholders increased $5,790,000 or 25% when compared to the year ended December 31, 1995. The improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $8,807,000; an increase in percentage and overage rents of $596,000; and an increase in recoveries from tenants of $3,305,000. These increases were offset by a decrease in interest and other income of $709,000; an increase in operating expenses of $3,801,000; an increase in general and administrative expense of $215,000; and an increase in interest expense of $1,153,000. These were also offset by an increase in depreciation and amortization of $451,000.

Funds from operations increased $6,959,000 or 22% primarily as a result of acquisitions, minimum rent increases and percentage and overage rent increases as discussed herein.

Total revenues for the year ended December 31, 1996 increased $11,999,000 or 20% to $72,949,000 as compared to $60,950,000 in
1995. This increase is primarily attributable to an $8,807,000 or 20% increase in minimum rents to $52,447,000 as compared to $43,640,000 in 1995. Additionally, percentage and overage rents increased $596,000 or 17% to $4,061,000 as compared to $3,465,000 in 1995.

The April 1996 acquisition of the Grand Teton Mall, the June 1995 acquisitions of the Eastridge Mall and the Animas Valley Mall and the December 1995 acquisition of Cottonwood Square contributed a combined $6,915,000 to the minimum rent increase and $459,000 to the percentage and overage rent increase in 1996.

Recoveries from tenants increased $3,305,000 or 27% to $15,557,000 as compared to $12,252,000 in 1995. Property operating expenses, including operating and maintenance and real estate taxes and insurance increased $3,014,000 or 35% and $787,000 or 11%, respectively. These increases are mainly due to the 1995 and 1996 property acquisitions. Recoveries from tenants as a percentage of property operating expenses were 80% in 1996, compared to 79% in 1995.

Interest expense increase $1,153,000 or 17% to $7,776,000 as compared to $6,623,000 in 1995. This increase resulted from additional borrowings used to acquire the Grand Teton Mall in April 1996.

Depreciation increased $620,000 or 6% to $10,230,000 as compared to $9,610,000 in 1995. This increase is primarily due to the 1995 and 1996 property acquisitions and the development of additional GLA at the Properties.


     COMPARISON OF YEAR ENDED DECEMBER 31, 1995 (HISTORICAL) TO THE COMBINED YEAR ENDED DECEMBER 31, 1994 (HISTORICAL)

For the year ended December 31, 1995, income before extraordinary item and minority interest of PDC Unitholders increased by $4,317,000 or 23% when compared to the year ended December 31, 1994. The improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $5,949,000; an increase in percentage and overage rents of $709,000; an increase in recoveries from tenants of $1,854,000; a decrease in interest income of $168,000; an increase in operating and maintenance expenses of $2,406,000; and a decrease in interest expense of $76,000. These amounts were offset by an increase in depreciation and amortization of $2,364,000.

Funds from operations increased $5,872,000 or 21% primarily as a result of minimum rent increases and percentage and overage rent increases as discussed herein.

Minimum rents increased in 1995 by $5,949,000 or 16%. The increase was primarily attributable to leasing of existing vacant spaces, higher minimum rents on lease renewals and the acquisition of the Woodlands Village Shopping Center on October 19, 1994, and Eastridge Mall and Animas Valley Mall on June 30, 1995, which acquisitions contributed minimum rents of $3,996,000.

Percentage and overage rents increased in 1995 by $709,000 or 26%. The increase was primarily attributable to increased sales by tenants paying percentage rents and additional percentage rents paid by tenants of Eastridge Mall and Animas Valley Mall.

Recoveries from tenants increased in 1995 by $1,854,000 or 18% while operating and maintenance expenses in 1995 increased by $2,406,000 or 13%. Property operating expenses that are incurred by the Company are generally passed through to the tenants of each Property in the form of common area charges.

Interest expense decreased in 1995 by $76,000 or 1%. This decrease was primarily attributable to the retirement of debt during 1995 with proceeds from the August 1995 additional public offering and other existing cash balances.

Depreciation and amortization expense increased in 1995 by $2,364,000 or 26% due primarily to the amortization of capitalized costs associated with the 1995 Credit Facility, additional depreciation related to the acquisition of Eastridge Mall and Animas Valley Mall and the write-off of capitalized tenant allowances for vacating tenants.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of its liquidity and capital resources have historically been for distributions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Company declared quarterly distributions aggregating $1.695 per share in 1996. Approximately 12.5% of the distributions represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of December 31, 1996, the Company's cash and restricted cash amounted to approximately $4.1 million. In addition to its cash and restricted cash, unused capacity under its Credit Facilities totaled $26.8 million at year end. On January 28, 1997, the Company completed an additional public offering of 1,500,000 shares of Common Stock, raising approximately $40.7 million in gross proceeds. The net proceeds of approximately $38.8 million will be used to pay costs of the offering and to reduce outstanding borrowings under the Credit Facilities by approximately $38.6 million. After the use of the proceeds from the January public offering, the Company will have an unused borrowing capacity under its Credit Facilities of approximately $65.4 million.

The Company intends to distribute approximately 80% to 85% of its funds from operations with the remaining 20% to 15% to be held for capital expenditures and additional growth. The Company expects to meet its other short-term cash requirements, through undistributed funds from operations, cash balances and advances under the Credit Facilities.

The Company prepares an annual capital expenditure budget for each Property which includes provisions for all necessary recurring capital improvements. The Company believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for these requirements. The Company believes that these funds will be sufficient to cover (i) tenant finish costs associated with the renewal or replacement of current tenant leases as existing leases expire and (ii) capital expenditures which will not be reimbursed by tenants. During 1996, the Company had capital expenditures, excluding acquisitions, totaling approximately $4,282,000. This amount consists of $1,298,000 in revenue enhancing construction and development, $856,000 in revenue enhancing tenant allowance, $836,000 in non-revenue enhancing tenant allowances and $1,292,000 in other non-revenue enhancing capital expenditures. The Company also had $427,000 in leasing commissions paid to outside parties. Of this amount, $343,000 was considered revenue enhancing and $84,000 was considered non-revenue enhancing. In addition, during 1996, the Company purchased the fee simple interest in the land underlying Fry's Shopping Plaza in Glendale, Arizona for $900,000. Exclusive of construction and development, capital expenditures (both revenue and non-revenue enhancing) for the existing Properties are budgeted in 1997 to be approximately $4,200,000. In addition, the Company anticipates spending approximately $2,700,000 for renovation of the Eastridge Mall in Casper, Wyoming and $1,200,000 for certain revenue enhancing improvements at University Crossing in Orem, Utah.

The Company's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and which may require principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, and to retire outstanding balances under the Credit Facilities.

In July of 1996, the Company obtained a $50.0 million construction loan from a major institutional lender to facilitate the construction of the first phase of the Spokane Valley Mall in Spokane, Washington. The loan is for a term of three years with an option, under certain conditions, to extend the loan for an additional two years. An additional long-term liquidity requirement will be the refinancing or repayment of this loan when it matures in 1999 or at the extended maturity date.

The Company is also planning the development of an enclosed regional mall in Provo, Utah. The Provo project will also represent a future long-term liquidity need for the Company. The Company expects to fund this project through advances under its Credit Facilities in combination with construction financing. The availability of financing and the status of other projects will influence the Company's decision to proceed with, and the pace of, the proposed Provo development.

The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet its long-term liquidity needs and intends to finance these costs primarily through advances under the Credit Facilities, together with alternative funding sources.

The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt to total market capitalization was approximately 24% at December 31, 1996.

The Company believes that to facilitate a clear understanding of the consolidated historical operating results of the Company and Predecessor Companies, net income should be examined in conjunction with funds from operations. The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs.


The Company's calculation of funds from operations is as follows:
(DOLLARS IN THOUSANDS)

                                   Company            Company
                                 Historical          Historical
                                 Year Ended          Year Ended
                             December 31, 1996    December 31, 1995
                             ------------------   -----------------
Income from Operations
 before Equity in Net
 Income of Partnership
 Investment and
 Minority Interests in
 Income of Consolidated
 Partnerships                 $      28,789           $     22,410

 Add:  Depreciation
       Buildings &
       Improvements                  10,011                  9,387
 Add:  Depreciation
       Property, Furniture
       & Equipment                      219                    223
 Add:  Amortization of
       Deferred Financing
       Costs                          1,085                  1,256
 Add:  Amortization of
       Deferred Leasing
       Costs                            664                    662
 Less: Minority Interests
       in Income of
       Consolidated
       Partnerships                   (269)                  (320)
 Less: Straight-Line Rent
       Accrual                         (97)                     0
                               -----------            -----------

     Total                          40,402                 33,618

Current Calculation(1)

Less:  Depreciation
       Property, Furniture
       & Equipment                    (219)                  (223)
Less:  Amortization of
       Deferred Financing
       Costs                        (1,085)                (1,256)
                               -----------            -----------

Funds From Operations          $    39,098            $    32,139
                               ===========            ===========



1) In March 1995, NAREIT issued the White Paper which discussed NAREIT's views on certain interpretive issues under the definition of FFO. Effective January 1, 1996, the Company modified its calculation of FFO in accordance with the interpretive positions set forth by NAREIT in the White Paper. For reporting periods ending December 31, 1995, and prior, the Company added back depreciation on property, furniture and equipment and the amortization of deferred financing costs to income from operations before equity in net income of partnership investment and minority interest in income of consolidated partnerships. For reporting periods beginning January 1, 1996, depreciation of property, furniture and equipment and the amortization of deferred financing costs, are not added back to income from operations before equity in net income of partnership investment and minority interest in income of consolidated partnerships arriving at funds from operations. Funds from operations for periods ending December 31, 1995, and prior, have been retroactively restated to be comparable with the method of calculating 1996 funds from operations.

INFLATION

Inflation has remained relatively low during the past three years and has had minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the retail tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rents during the terms of the leases. In addition, many of the leases are for terms less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below then-existing market rates.
Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

However, inflation may have a negative impact on some of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with specified rent increases, inflation may have a negative effect as the specified rent increases in these leases could be lower than the increase in the inflation rate at any given time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING DISCLOSURES

     During the two most recent fiscal years, the Company has not experienced any changes in or disagreements with its independent auditors.


                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors appears under the heading
"Election of Directors" in the Company's proxy statement relating to the Company's 1997 Annual Meeting of Stockholders to be held on April 30, 1997, and is incorporated herein by reference.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement relating to the Company's 1997 Annual Meeting of Stockholders to be held on April 30, 1997, and is incorporated herein by reference.

     Information regarding Executive Officers appears at Item 4A of
Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation appears under the heading "Executive Compensation" in the Company's proxy statement relating to the Company's 1997 Annual Meeting of Stockholders to be held on April 30, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The table of beneficial ownership of the Company appears under the heading "Security Ownership of Certain Beneficial Owners and
Management" in the Company's proxy statement relating to the Company's 1997 Annual Meeting of Stockholders to be held on April
30, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the heading "Certain Transactions" in the Company's proxy statement relating to the Company's 1997 Annual Meeting of Stockholders to be held on April 30, 1997, and is incorporated herein by reference.


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

   (a)    (1) and (2) Financial Statements and Financial Statements
          Schedules

          See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K

   (b)    Reports on Form 8-K

          None

   (c)    Exhibits

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------


  3.1       Amended and Restated Articles of Incorporation the
            Company (3(a))*
  3.2       Amended and Restated Bylaws of the Company (3(b))*
  4.1       Specimen of Common Stock Certificate (4)*
 10.1       Amended and Restated Agreement of Limited
            Partnership of Price Development Company, Limited
            Partnership (10(a))*
 10.2 Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
 10.3 Loan Agreements related to Mortgage Debt and related documents (10(c))*
               i)    Deed of Trust, Mortgage, Security
                     Agreement and Assignment of Leases and
                     Rents of Price Financing Partnership, L.P.
              ii)    Intentionally Omitted
             iii) Indenture between Price Capital Corp. and a Trustee
              iv)    Limited Guarantee Agreement (Guarantee of
                     Collection) for outside investors
               v)    Limited Guarantee Agreement (Guarantee of
                     Collection) for Price Group Investors
              vi) Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing Partnership, L.P., Price Capital Corp.
                     and Continental Bank N.A.
             vii)    Note Issuance Agency Agreement between
                     Price Capital Corp. and Price Financing
                     Partnership, L.P.
            viii)    Management and Leasing Agreement among
                     Price Financing Partnership, L.P.and Price
                     Development Company, Limited Partnership
              ix) Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
 10.4 Employment and Non-Competition Agreement between the Company and John Price (10(d))*
 10.5       Indemnification Agreement for Directors and Officers
            (10(f))*
 10.6 Registration Rights Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))*
 10.7 Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership**
 10.8 Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(h))*
 10.9       1993 Stock Option Plan (10(i))*
10.10 Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))*
10.11 Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979. (Groundlease for Anaheim Plaza) (10(k))*
10.12 Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto. (Groundlease for Fort Union Plaza) (10(l))*
10.13 Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))*


-------------------

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

10.14       Groundlease between Aldo Rossi and Price Development
            Company, dated June 1, 1989, and related documents.
            (Groundlease for Halsey Crossing) (10(n))*
10.15       Loan Agreements related to 1995 Credit Facility**
               i)    Credit Agreement, dated March 8, 1995,
                     between Price Development Company, Limited
                     Partnership and Lexington Mortgage Company
                     as
              ii)    Note dated March 8, 1995
             iii) Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
              iv) Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah, N.A. and Lexington Mortgage Company
               v) Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc. and Capital Market Assurance Corporation
              vi)    Amendment to Cash collateral Account,
                     Security, Pledge and Assignment Agreement
                     dated June 29, 1995
             vii)    Reaffirmation of Guaranty dated June 29, 1995
 23         Consent of Independent Accountants


------------------------

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               JP REALTY, INC.


                            By:  /s/ John Price
                                __________________________________
                                John Price
                                Chairman of the Board of Directors
                                and Chief Executive Officer

Date:  March    , 1997

               ---------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                   Title                  Date
          ---                    -----                  ----



     /s/ John Price      Chairman of the Board of    March  , 1997
-----------------------  Directors and Chief
    John Price           Executive Officer, Director
                         (Principal Executive Officer)



/s/ Paul K. Mendenhall   Vice President--Finance    March  , 1997
-----------------------  and Secretary (Principal
   Paul K. Mendenhall    Financial & Accounting
                         Officer)



  /s/ G.Rex Frazier      President and Chief         March  , 1997
-----------------------  Operating Officer,
   G. Rex Frazier        Director




  /s/ Warren P. King     Director                    March  , 1997
----------------------
      Warren P. King




   /s/ Sam W. Souvall    Director                    March  , 1997

---------------------
     Sam W. Souvall

                                  EXHIBIT INDEX

EXHIBIT                                                       PAGE
NUMBER                     DESCRIPTION                      NUMBER
-------                    -----------                      ------

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

                     Partnership, L.P., Price Capital Corp.
                     and Continental Bank N.A.
             vii)    Note Issuance Agency Agreement between
                     Price Capital Corp. and Price Financing
                     Partnership, L.P.
            viii)    Management and Leasing Agreement among
                     Price Financing Partnership, L.P.and Price
                     Development Company, Limited Partnership
              ix) Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
 10.4 Employment and Non-Competition Agreement between the Company and John Price (10(d))*
 10.5       Indemnification Agreement for Directors and Officers
            (10(f))*
 10.6 Registration Rights Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))*
 10.7 Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership**
 10.8 Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(h))*
 10.9       1993 Stock Option Plan (10(i))*
10.10 Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))*
10.11 Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979. (Groundlease for Anaheim Plaza) (10(k))*
10.12 Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto. (Groundlease for Fort Union Plaza) (10(l))*
10.13 Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))*


-------------------

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

EXHIBIT                                                        PAGE
NUMBER                     DESCRIPTION                       NUMBER
-------                    -----------                       ------

10.14       Groundlease between Aldo Rossi and Price Development
            Company, dated June 1, 1989, and related documents.
            (Groundlease for Halsey Crossing) (10(n))*
10.15       Loan Agreements related to 1995 Credit Facility**
               i)    Credit Agreement, dated March 8, 1995,
                     between Price Development Company, Limited
                     Partnership and Lexington Mortgage Company
                     as
              ii)    Note dated March 8, 1995
             iii) Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
              iv) Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah, N.A. and Lexington Mortgage Company
               v) Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc. and Capital Market Assurance Corporation
              vi)    Amendment to Cash collateral Account,
                     Security, Pledge and Assignment Agreement
                     dated June 29, 1995
             vii)    Reaffirmation of Guaranty dated
                     June 29, 1995
 23         Consent of Independent Accountants                   32


------------------------

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 33-93752 and No. 333-3624) and the Registration Statement of Form S-8 (No.333-3550) of JP Realty, Inc. of our report dated
January 29, 1997 appearing on page F-2 of this Form 10-K.

/s/ Price Waterhouse LLP
------------------------

Price Waterhouse LLP
Salt Lake City, Utah
March 20, 1997

                     INDEX TO FINANCIAL STATEMENTS


JP REALTY, INC., AND THE PREDECESSOR COMPANIES
Report of Independent Accountants. . . . . . . . . . . . . .   F-2

Consolidated Balance Sheet of JP
 Realty, Inc.as of December 31, 1996
 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statement of Operations of
 JP Realty, Inc. for the years ended
 December 31, 1996, 1995 and for
 the Period January 21, 1994 through
 December 31, 1994 and Combined Statements
 of Operations of the Predecessor
 Companies for the Period January 1, 1994
 through January 20, 1994. . . . . . . . . . . . . . . . . .   F-4

Consolidated Statement of Shareholders' Equity
 of JP Realty, Inc. and Combined Statement
 of Partners' and Owners' Equity of the
 Predecessor Companies for the Years Ended
 December 31, 1996, 1995 and 1994. . . . . . . . . . . . . .   F-5

Consolidated Statement of Cash Flows of JP
 Realty, Inc. for the years ended December
 31, 1996, 1995, and for the Period January
 21, 1994 through December 31, 1994 and
 Combined Statements of Cash Flows of the
 Predecessor Companies for the Period January
 1, 1994 through January 20, 1994. . . . . . . . . . . . . .   F-6

Notes to Financial statements. . . . . . . . . . . . . . . .   F-7

Schedule II - Valuation and Qualifying Accounts. . . . . . .   F-19

Schedule III - Real Estate and Accumulated
 Depreciation. . . . . . . . . . . . . . . . . . . . . . . .   F-20


                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of JP Realty, Inc.


     In our opinion, the consolidated financial statements of JP Realty, Inc. and its subsidiaries and the combined financial statements of the Predecessor Companies listed in the accompanying index, present fairly, in all material aspects, (i) the financial position of JP Realty, Inc. and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended and the period January 21, 1994 through December 31, 1994, and (ii) the results of operations and cash flows of the Predecessor Companies for the period January 1, 1994 through January 20, 1994, all in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of JP Realty, Inc. and the Predecessor Companies; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP


Price Waterhouse LLP
Salt Lake City, Utah
January 29, 1997

                         JP REALTY, INC.
                  CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN THOUSANDS)

                                   DECEMBER 31,     DECEMBER 31,
                                       1996            1995
                                   -----------      ------------
ASSETS
Real Estate Assets
  Land . . . . . . . . . . . . . .  $   69,714      $    63,754
  Buildings. . . . . . . . . . . .     353,500          320,757
                                    ----------      -----------
                                       423,214          384,511
Less:  Accumulated Depreciation. .     (87,318)         (77,462)
                                    ----------      -----------
  Operating Real Estate Assets . .     335,896          307,049
Real Estate Under Development. . .      30,027            3,694
                                    ----------      -----------
   Net Real Estate Assets. . . . .     365,923          310,743
Cash . . . . . . . . . . . . . . .       1,750            1,827
Restricted Cash. . . . . . . . . .       2,372            2,464
Accounts and Notes Receivable, Net       4,081            3,295
Deferred Charges, Net. . . . . . .       6,512            7,874
Other Assets . . . . . . . . . . .         722              858
                                    ----------      -----------
                                    $  381,360      $   327,061
                                    ==========      ===========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Borrowings . . . . . . . . . . . .  $  162,375      $   106,406
Accounts Payable and Accrued
 Expenses. . . . . . . . . . . . .      11,611            7,837
Accumulated Losses in Excess
 of Equity Investment. . . . . . .       1,555            1,555
Other Liabilities. . . . . . . . .         485              923
                                    ----------      -----------
                                       176,026          116,721
                                    ----------      -----------
Minority Interests . . . . . . . .      32,778           34,586
                                    ----------      -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value,
 124,800,000 shares authorized,
 15,874,000 shares and
 15,836,000 shares issued and
 outstanding at December 31,
 1996 and 1995, respectively. . . .          2                2
Price Group Stock, $.0001 par
 value, 200,000 shares authorized,
 issued and outstanding . . . . . .          0                0
Excess Stock, 75,000,000 shares
 authorized . . . . . . . . . . . .          0                0
Additional Paid-in Capital. . . . .    193,229          192,658
Accumulated Distributions in
 Excess of Net Income . . . . . . .    (20,675)         (16,906)
                                    ----------      -----------
                                       172,556          175,754
                                    ----------      -----------
                                    $  381,360      $   327,061
                                    ==========      ===========

            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         JP REALTY, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS
         (DOLLARS IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)

                                           JP REALTY, INC.                     PREDECESSOR
                           ------------------------------------------------     COMPANIES
                                                              FOR THE PERIOD  FOR THE PERIOD
                             FOR THE           FOR THE          JANUARY 21,     JANUARY 1,
                            YEAR ENDED        YEAR ENDED          1994 TO        1994 TO
                            DECEMBER 31,      DECEMBER 31,      DECEMBER 31,    JANUARY 20,
                                1996            1995              1994             1994
                          ------------      ------------      -----------     -------------
REVENUES
Minimum Rents. . . . . .    $     52,447      $     43,640      $    35,775     $     1,916
Percentage and Overage
 Rents . . . . . . . . .           4,061             3,465            2,632             124
Recoveries from Tenants.          15,557            12,252            9,903             495
Interest . . . . . . . .             549             1,231            1,387              12
Other. . . . . . . . . .             335               362              374              31
                            ------------      ------------      -----------     -----------
                                  72,949            60,950           50,071           2,578
                            ------------      ------------      -----------    ------------
EXPENSES
Operating and Maintenance         11,240             8,288            6,874             359
Real Estate Taxes and
 Insurance . . . . . . .           7,679             6,892            6,116             260
Advertising and
 Promotions. . . . . . .             426               364              299               0
General and
 Administrative. . . . .           5,060             4,845            3,801             274
Depreciation . . . . . .          10,230             9,610            7,588             367
Amortization of Deferred
 Financing Costs . . . .           1,085             1,256              538              13
Amortization of Deferred
 Leasing Costs . . . . .             664               662              608              50
Interest
 Banks and Other
 Financial Institutions.           7,776             6,623            5,873             735
 Affiliates. . . . . . .               0                 0                0              91
                            ------------      ------------      -----------    ------------
                                  44,160            38,540           31,697           2,149
                            ------------      ------------      -----------    ------------

                                  28,789            22,410           18,374             429

Minority Interest in
 Income of Consolidated
 Partnerships. . . . . .            (269)             (320)            (221)              0
 Equity in Net Income
 (Loss) of Partnership
 Interest. . . . . . . .               0              (184)             (82)              7
Gain on Sales of
 Real Estate . . . . . .              94               918                0               0
                            ------------      ------------      -----------    ------------
Income Before
 Extraordinary Item and
 Minority Interest
 of PDC Unitholders. . .          28,614            22,824           18,071             436
Minority Interest of PDC
 Unitholders . . . . . .          (5,244)           (4,646)          (3,943)             --
                            ------------      ------------      -----------    ------------
Income Before
 Extraordinary Item. . .          23,370            18,178           14,128             436
Extraordinary Item
Loss on Extinguishment
 of Debt, Net of
 Minority Interest of
 PDC Unitholders . . . .               0                 0           (5,215)              0
                            ------------      ------------      -----------    ------------

Net Income . . . . . . .    $     23,370      $     18,178      $     8,913    $        436
                            ============      ============      ===========    ============
Earnings Per Share
   Income Before
    Extraordinary
    Item. . . . . . . . .   $       1.46      $      1.27       $      1.07
   Extraordinary Item . .              0                0              (.40)
                            ------------      -----------       -----------
   Net Income . . . . . .   $       1.46      $      1.27       $       .67
                            ============      ===========       ===========

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           JP REALTY, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (DOLLARS IN THOUSANDS)

                                                                           ACCUMULATED
                                                              ADDITIONAL DISTRIBUTIONS IN  ACCUMULATED
                                                   COMMON       PAID-IN    EXCESS OF        EARNINGS
                                     SHARES*        STOCK       CAPITAL    NET INCOME       (DEFICIT)      TOTAL
                                   -----------     -------    ----------  ------------    -----------     -------
PREDECESSOR
Partners' and Owners' Deficit,
 December 31, 1993. . . . . . . . .            0     $   0    $        0   $        0      $   (6,951)    $ (6,951)
Net Income for the Period January 1,
 1994 to January 20, 1994 . . . . .            0         0             0            0             436          436
Capital Distributions for the Period
 January 1, 1994 to January 20, 1994           0         0             0            0            (792)        (792)
                                        --------       ---    ----------   ----------     -----------    ---------
Partners' and Owners' Deficit
 January 20, 1994 . . . . . . . . .            0         0             0            0          (7,307)      (7,307)

JP REALTY, INC.
Net proceeds from initial Public
 Offering . . . . . . . . . . . . .   13,031,000         1       206,197            0               0      206,198
Cottonwood Mall Joint Venture
 Preferential Distribution
 ($38,308) Over Net Book Value
 of This Interest ($10,256) . . . .            0         0       (28,052)           0               0      (28,052)
Exchange of Debt Due to Fairfax
 Realty, Inc. for 200,000
 Shares of Price Group Stock
 and PDC Units . . . . . . . . . .       200,000         0         5,664            0               0        5,664
Exchange of Borrowings by Various
 Partners for PDC Units. . . . . .             0         0          1,174           0               0        1,174
Distribution of Property for Buyout
 of Minority Interest Holders. . .             0         0           (202)          0               0         (202)
Minority Interest of PDC
 Unitholders . . . . . . . . . . .             0         0        (38,679)          0               0      (38,679)
Reclassification of Predecessor
 Accumulated Deficit in Connection
 with Formation Transactions . . .             0         0         (7,307)          0           7,307            0
Net Income for the Period January
 21, 1994 to December 31, 1994 . .             0         0              0       8,913               0        8,913
Distributions Paid . . . . . . . .             0         0              0     (20,116)              0      (20,116)
                                       ---------      ----    -----------  ----------     -----------    ---------
Shareholders' Equity at December
 31, 1994. . . . . . . . . . . . .    13,231,000         1        138,795     (11,203)              0      127,593
Sale of Common Stock . . . . . . .     2,750,000         1         52,887           0               0       52,888
Stock Options Exercised. . . . . .        55,000         0            976           0               0          976
Net Income . . . . . . . . . . . .             0         0              0      18,178               0       18,178
Distributions Paid . . . . . . . .             0         0              0     (23,881)              0      (23,881)
                                      ----------      ----    -----------  ----------      ----------    ---------
Shareholders' Equity at December
 31, 1995. . . . . . . . . . . . .    16,036,000         2        192,658     (16,906)              0      175,754
Stock Options Exercised. . . . . .        22,000         0            407           0               0          407
PDC Units Converted. . . . . . . .        16,000         0            164           0               0          164
Net Income . . . . . . . . . . . .             0         0              0      23,370               0       23,370
Distributions Paid . . . . . . . .             0         0              0     (27,139)              0      (27,139)
                                       ---------      ----    -----------  ----------      ----------    ---------
Shareholders' Equity at
 December 31, 1996 . . . . . . . .    16,074,000      $  2    $   193,229  $  (20,675)     $        0    $ 172,556
                                      ==========      ====    ===========  ==========      ==========    =========

    * Includes Common and Price Group Stock

         See accompanying notes to financial statements.

                          JP REALTY, INC
              CONSOLIDATED STATEMENT OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)

                                           JP REALTY, INC.                       PREDECESSOR
                           ------------------------------------------------      COMPANIES
                                                             FOR THE PERIOD   FOR THE PERIOD
                             FOR THE           FOR THE          JANUARY 21,       JANUARY 1,
                            YEAR ENDED        YEAR ENDED        1994 TO          1994 TO
                            DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      JANUARY 20,
                                1996            1995              1994             1994
                          ------------      ------------      -----------     -------------

Cash Flows from
 Operating Activities
  Net Income . . . . . . .   $    23,370      $     18,178       $    8,913      $     436
Adjustments to Reconcile
 Net Income to Net Cash
 Provided
 by Operating Activities:
  Depreciation . . . . . .        10,230             9,610            7,588           367
  Amortization . . . . . .         1,749             1,918            1,146            63
  General and
  Administrative
  Allocation . . . . . . .             0                 0                0            59
  Minority Interest in
   Income of Consolidated
   Partnerships. . . . . .           269               320              221             0
  Minority Interest of
   PDC Unitholders . . . .         5,244             4,646            3,943             0
  Unitholders' Interest in
   Extraordinary Item . . .            0                 0           (1,455)            0
  Equity in Net Loss
   (Income) of Partnership
   Interest . . . . . . . .            0               184               82            (7)
  Gain on Sales of Real
   Estate. . . . . . . . . .         (94)             (918)               0             0
  Increase in Accounts and
   Notes Receivable. . . . .        (786)             (540)          (1,726)         (113)
  (Increase) Decrease in
   Deferred Charges. . . . .        (387)           (1,428)             640           (10)
  Increase (Decrease) in
   Accounts Payable and
   Accrued Expenses. . . . .       3,774               887            1,324          (758)
  (Increase) Decrease in
   Other . . . . . . . . . .        (295)             (138)             164         1,056
                             -----------      ------------       ----------     ---------
Net Cash Provided by
 Operating Activities. . . .      43,074            32,719           20,840         1,093
                             -----------      ------------       ----------     ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES
Real Estate Assets,
 Developed or Acquired . . .     (65,323)          (69,300)         (16,514)            0
Proceeds from Sales of
 Real Estate . . . . . . . .           0             1,281                0             0
Decrease in Restricted Cash.          92               636              855             0
                             -----------      ------------       ----------     ---------
   Net Cash Used in
    Investing Activities . .     (65,231)          (67,383)         (15,659)            0
                             -----------      ------------       ----------     ---------
CASH FLOWS FROM
 FINANCAING ACTIVITIES
Proceeds from Borrowings . .      65,442            47,009          104,021           249
Repayment of Borrowings. . .      (9,473)          (49,344)        (203,231)            0
Deferred Financing Costs . .           0                 0           (4,162)            0
Net Proceeds from Sale of
 Common Stock. . . . . . . .         407            53,850          206,198             0
Distributions to Minority
 Interests and Unitholders .      (7,157)           (6,295)          (5,806)        ( 792)
Distributions Paid to
 Shareholders. . . . . . . .     (27,139)          (23,881)         (20,116)            0
Decrease in Due to
 Affiliates. . . . . . . . .           0                 0          (23,005)       (2,218)
Buyout Joint Venture
 Partner . . . . . . . . . .           0                 0          (44,376)            0
                             -----------      ------------       ----------     ---------
   Net Cash Provided by
    (Used in) Financing
    Activities . . . . . . .      22,080            21,339            9,523        (2,761)
                             -----------      ------------       ----------     ---------
Net Increase (Decrease) in
 Cash                                (77)          (13,325)          14,704        (1,668)
Cash, Beginning of Period. .       1,827            15,152              448         2,116
                             -----------      ------------       ----------     ---------
Cash, End of Period. . . . . $     1,750      $      1,827       $   15,152     $     448
                             ===========      ============       ==========     =========


               See accompanying notes to financial statements.

                             JP REALTY, INC.
                     NOTES TO FINANCIAL STATEMENTS
                          (DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national retail chains and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry.

     The Predecessor Companies are not a single legal entity but rather a combination of the real estate properties of a number of affiliated partnerships, joint ventures and certain properties carved-out of an S-Corporation having varying ownership interests in common. Fairfax Realty, Inc. (formerly known as Price Development Company) is an S-Corporation and the former general partner and majority owner of most of the properties included in the combined financial statements of the Predecessor Companies.


PRINCIPLES OF CONSOLIDATION AND COMBINATION

     The accompanying consolidated financial statements include the accounts of the Company and its affiliated partnerships and subsidiaries.

     The accompanying combined financial statements of the Predecessor Companies include the results of operations from the real estate properties, equity interests in two limited partnerships, certain property, furniture and equipment, and certain liabilities, including the mortgage debt encumbering the real estate relating to the properties. They have been presented on a combined basis because of the common ownership and management and because of the business combination on January 21, 1994 with the Company.

     All significant intercompany accounts and transactions have been eliminated in the consolidation and in the combination.

          The Company's and the Predecessor Companies' 30 percent limited partnership interest in Silver Lake Mall is accounted for using the equity method. Commencing in 1996, the Company discontinued recording its proportionate interest in the loss generated by this partnership as the Company is not required to fund such losses.


REVENUE RECOGNITION

     Certain minimum rents are recognized monthly based upon amounts which are currently due from tenants, when such amounts are not materially different than recognizing the fixed cash flow over the initial term of the lease using the straight-line method. All other minimum rents are recognized using the straight-line method. Percentage rents are recognized monthly on an accrual basis based on estimated annual amounts.

REAL ESTATE ASSETS

     Real estate assets are stated at cost less accumulated depreciation. At each balance sheet date, the Company reviews for possible impairment to the recorded book values of real estate assets based upon expectations of future nondiscounted cash flows
(excluding interest) from each property.

     Depreciation is computed on a straight-line basis generally over 40 years for buildings and four to ten years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the life of the related lease. Expenditures for maintenance and repairs are charged to operations as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

                          JP REALTY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       (DOLLARS IN THOUSANDS)


INCOME TAXES

     Prior to the initial public offering in 1994, the entities included in the combined financial statements were either limited partnerships or S Corporations and were not subject to federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Predecessor Companies since the income or loss of the entities was included in the tax returns of the individual owners. The tax returns of the entities are subject to examination by federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the owners would be adjusted accordingly.

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfy certain other requirements. As a result, the Company generally will not be subject to federal income taxation at the corporate level on the income it distributes to the shareholders.

     As of December 31, 1996, the net assets as reported in the Company's consolidated Financial Statements exceeded the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership, by approximately $11,154.

RESTRICTED CASH

     Restricted cash reflects cash restricted under terms of a loan agreement to be used for certain capital expenditures and funds held in reserve by a trustee for interest payments on borrowings.



INTEREST AND REAL ESTATE TAXES

     Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets.


DEFERRED CHARGES

     Third party costs incurred in obtaining long-term financing and initial tenant leases are included in deferred charges in the accompanying consolidated balance sheet and are amortized on a straight-line basis over the terms of the related debt and lease agreements, as applicable.


EXTRAORDINARY ITEM

     The extraordinary item recognized in the period January 21, 1994 to December 31, 1994 resulted from mortgage prepayment penalties ($5,874) and the write-off of deferred financing costs ($796) on the mortgage debt satisfied. The extraordinary item is net of the minority interest ($1,455) of PDC Unitholders calculated on units and shares outstanding at January 21, 1994.


PER SHARE DATA

     Earnings per share for income before extraordinary item, extraordinary item and net income was computed for each period by dividing the respective amounts by the weighted average number of common shares outstanding. The weighted average number of shares outstanding utilized in the calculations was 16,048,000, 14,345,000 and 13,231,000 for the years ended December 31, 1996, 1995 and the period January 21, 1994 to December 31, 1994, respectively. Earnings per share data for Predecessor Companies is not relevant since Predecessor Companies is a presentation of the combined operations of partnerships.

                         JP REALTY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS)


USE OF ESTIMATES

     The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


RECENT ACCOUNTING PRONOUNCEMENT

     In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock-based Compensation." The statement allows an entity to elect either the fair value based method of accounting for employee stock options or the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The new pronouncement was adopted beginning January 1, 1996. The Company has elected to continue valuing stock-based compensation under the intrinsic value based method but has included proforma disclosure in Note 11 showing the impact on net income and earnings per share had the fair value based method prescribed by SFAS 123 been utilized for financial reporting.


RECLASSIFICATION

     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.


2.    FORMATION OF JP REALTY, INC. AND INITIAL PUBLIC OFFERING

      The Company was incorporated on September 8, 1993, under the General Corporation Law of Maryland. The authorized capital stock of the Company consists of 200,000,000 shares of capital stock, of which 124,800,000 shares are classified as Common Stock, 200,000 shares are classified as Price Group Stock, and 75,000,000 shares are classified as Excess Stock. Each holder of Common and Price Group Stock shall be entitled to one vote for each share held. Shares of Price Group Stock shall have the right, voting as a separate class, to elect two directors of the Company. Cash dividends for shares of Price Group Stock shall be equal to 80 percent of the amount payable on each share of Common Stock. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number of shares of Common Stock if certain requirements are met.

     In January 1994, the Company sold a total of 13,031,000 shares of Common Stock in an initial public offering (the "Offering"), and received net proceeds of $206,197. Concurrent with the Offering, the partners and owners of the Predecessor Companies contributed their properties to Price Development Company, Limited Partnership (the "Operating Partnership"), in exchange for limited partnership interests in the Operating Partnership ("PDC Units") which became exchangeable after one year from the date of the Company's Offering, at the option of the holders of such interests, for Common Stock of the Company, subject to the right of the Company to purchase for cash interests presented for exchange in an amount equal to the market value of such shares of Common Stock. Proceeds from the Offering were used to acquire a 78.18 percent controlling interest in the Operating Partnership. The Company became the sole general partner and the majority owner of the Operating Partnership.

Concurrent with the closing of the Offering, a financing affiliate of the Operating Partnership incurred Mortgage Debt of $95,000 through a private placement and the Operating Partnership incurred an additional mortgage loan of $9,000.

                         JP REALTY, INC.
                 NOTES TO FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS - EXCEPT PER SHARE DATA)

  The above proceeds were used as follows:

  Repayment of borrowings
    (net of escrow funds $1,851)                         $199,179
    Repayment of due to affiliates                         23,005
    Cash distribution to Joint Venture partners of
    Cottonwood Mall (75%)                                  44,376
    Repayment of accrued interest                             886
    Deferred financing costs                                3,962
    Borrowing prepayment penalties                          5,891
                                                         --------
                                                         $277,299
                                                        =========

     The remainder of the proceeds were held as cash on hand for operations and future acquisitions of real estate.


3.    ADDITIONAL OFFERING AND ACQUISITIONS

      On April 4, 1996, the Company acquired the Grand Teton Mall located in Idaho Falls, Idaho for approximately $34,400. The acquisition was financed utilizing borrowings on a $50,000 line of credit.

      On August 7, 1995, the Company sold 2,750,000 shares of Common Stock in an underwritten public offering (the "Additional Offering") at $20.50 per share. Net proceeds to the Company were $52,887. The Company used the net proceeds to acquire additional PDC units thereby increasing its ownership in the Operating Partnership. The Operating Partnership utilized $47,000 to repay borrowings under a credit facility, which borrowings were incurred for the June 30, 1995 acquisition of the Eastridge Mall located in Casper, Wyoming and the Animas Valley Mall located in Farmington, New Mexico. The remaining proceeds were used for general business purposes.

4.    ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable in the consolidated balance sheet are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $489 and $504 at December 31, 1996 and 1995, respectively.


5.    DEFERRED CHARGES

    Deferred charges consist of the following:

                                            December 31,
                                      -------------------------

                                          1996         1995
                                      ----------    ----------
Financing costs. . . . . . . . . .     $  4,695    $   5,043
Leasing costs. . . . . . . . . . .        7,881        8,505
                                       --------     --------
                                         12,576       13,548
Less accumulated amortization            (6,064)      (5,674)
                                      ---------     --------
                                      $   6,512    $   7,874
                                      =========    =========

                         JP REALTY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS)

6.    BORROWINGS

     Borrowings consist of the following:

                                               December 31,
                                         -------------------------
                                           1996            1995
                                        ---------       ---------
Notes, secured by real estate;
  interest at 6.37 percent;
  interest only is payable
  quarterly through January 21,
  2001 at which time the principal
  balance is due. . . . . . . . . . .   $  95,000       $  95,000

Credit Facility; secured by real
 estate; interest at 115 basis points
 over AAA commercial paper. . . . . .      44,000               0

Construction Loan; secured by
 real estate. . . . . . . . . . . . .      16,943               0

Credit Facility; unsecured; interest
 at 175 basis points over LIBOR             4,200               0

Mortgage payable, secured by real
 estate; interest at 9.38 percent;
 due in 2001. . . . . . . . . . . . .       2,072           2,205

Note payable; interest at 7.8
 percent; due in 2000 . . . . . . . .         160             201

Note payable, secured by real estate;
 interest at LIBOR plus 200 basis
 points (maximum interest rate of
 6.5 percent); due January 21, 1996 .           0           9,000
                                        ---------       ---------
                                        $ 162,375       $ 106,406
                                        =========       =========


      On March 8, 1995, the Operating Partnership entered into a $50,000 credit facility agreement which provides for a two year commitment ending in March 1997 with an option to extend for an additional year. Borrowings under this agreement are collateralized by approximately $79,000 of the Company's assets at net book value. The credit facility bears interest at a floating rate equal to 115 basis points over the established rate of AAA commercial paper and is guaranteed by the Company. The facility also provides for commitment fees equal to .25% on the unused line of credit amount. For the year ended December 31, 1996 and 1995, the Company paid commitment fees totaling $200 and $90, respectively. At December 31, 1996, there was $44,000 advanced under this credit facility.

      On January 22, 1996, the Operating Partnership entered into a $25,000 unsecured credit facility agreement. This credit facility bears interest at a floating rate equal to 175 basis points over LIBOR, and provides a two-year credit line with provision for a one-year extension. The facility also provides for commitment fees equal to .375% on the unused credit amount. For the year ended December 31, 1996, the Company paid commitment fees totaling $67. At December 31, 1996 there was $4,200 advanced under this credit facility.

      On July 30, 1996, Spokane Mall Development Company, a consolidated partnership, of which the Operating Partnership is the General Partner, entered into a $50,000 construction facility. The construction facility will be used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington.
The construction loan has a three year term with an optional two year extension and is secured by the Spokane Valley Mall and guaranteed by the Operating Partnership. As of December 31, 1996, borrowings on the loan were $16,943.

     The following summarizes the scheduled maturities of borrowings at December 31, 1996:

        YEAR                                           TOTAL
        ----                                        -----------
        1997 . . . . . . . . . . . . . . . . . . .  $    44,183
        1998 . . . . . . . . . . . . . . . . . . .        4,399
        1999 . . . . . . . . . . . . . . . . . . .       17,145
        2000 . . . . . . . . . . . . . . . . . . .           69
        2001 . . . . . . . . . . . . . . . . . . .       96,579
                                                     ----------
                                                     $  162,375
                                                     ==========

                           JP REALTY, INC.
                    NOTES TO FINANCIAL STATEMENTS
                        (DOLLARS IN THOUSANDS)


7.   RENTAL INCOME

     Substantially all real estate held for investment is leased to retail and commercial tenants under arrangements which generally require the tenants to pay property taxes, insurance and maintenance charges. These operating leases generally range from 1 to 25 years and provide for minimum monthly rents and in certain instances percentage rents based on the tenants' sales.

     All non-cancelable leases, assuming no new or renegotiated leases or option extensions, in effect at December 31, 1996 provide for the following minimum future rental income:


       YEAR                                           TOTAL
       ----                                        -----------
       1997 . . . . . . . . . . . . . . . . . .    $    47,787
       1998 . . . . . . . . . . . . . . . . . .         42,773
       1999 . . . . . . . . . . . . . . . . . .         37,030
       2000 . . . . . . . . . . . . . . . . . .         32,397
       2001 . . . . . . . . . . . . . . . . . .         26,235
       Thereafter . . . . . . . . . . . . . . .        143,006
                                                   -----------
                                                   $   329,228
                                                   ===========


8.   COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments under the terms of all non-cancelable operating leases under which the Company is the lessee, principally for ground leases, are as follows:

        YEAR                                           TOTAL
        ----                                        -----------
        1997 . . . . . . . . . . . . . . . . . . .  $       550
        1998 . . . . . . . . . . . . . . . . . . .          544
        1999 . . . . . . . . . . . . . . . . . . .          541
        2000 . . . . . . . . . . . . . . . . . . .          541
        2001 . . . . . . . . . . . . . . . . . . .          538
        Thereafter . . . . . . . . . . . . . . . .       20,038
                                                    -----------
                                                    $    22,752
                                                    ===========

     The Company is a defendant in certain litigation relating to its business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

                          JP REALTY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS)


9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended December 31, 1996 and 1995, non-cash investing and financing transactions included the write-off of capitalized tenant allowances of $159 and $1,281, respectively. Also, during 1996, the holders of limited partnership units elected to convert 16,000 units having a recorded value of $164 into common shares.

     For the period January 21, 1994 to December 31, 1994, the following non-cash investing and financing transactions occurred:

Step up in Real Estate Assets for Cottonwood Mall
  Equity Buyout . . . . . . . . . . . . . . . . . . .    $  16,324
Exchange of Debt due to Fairfax for 200,000 Shares
  of Price Group Stock and PDC Units. . . . . . . . .        5,664
Exchange of Borrowings by Various Partners for PDC
  Units . . . . . . . . . . . . . . . . . . . . . . .        1,174
Restricted Cash Used to Pay Off Debt. . . . . . . . .        1,851
Reclassification of Owners'/Shareholders' Deficit
  to Additional Paid-in Capital . . . . . . . . . . .        7,307
Issuance of Note Payable in connection with
  Land Purchase . . . . . . . . . . . . . . . . . . .        2,113
Buildings and Improvements Reclassified to Property,
  Furniture and Fixtures. . . . . . . . . . . . . . .          181
Distribution of Property for Buyout of Minority
  Interest Holders. . . . . . . . . . . . . . . . . .          202



     Interest paid (net of capitalized amounts of $1,261, $788, $656 and $0 for the year ended December 31, 1996, 1995 and for the periods January 21, 1994 to December 31, 1994 and January 1, 1994 to January 20, 1994, respectively) aggregated $7,707, $6,597, $6,566 and $0 for the year ended December 31, 1996 and 1995 and for the periods January 21, 1994 to December 31, 1994 and January 1, 1994 to January 20, 1994, respectively.


10.   RELATED PARTY TRANSACTIONS

      On January 2, 1996, the Operating Partnership purchased an interest in an affiliated limited partnership for $1,200. The affiliated limited partnership's only asset was its ownership in PDC Units. In June 1996, the affiliated limited partnership was liquidated and 66,000 PDC Units were received by the Operating Partnership in such liquidation. To account for this transaction, the Company recorded a reduction in minority interest liability for the book value of the acquired partner's interest of $705, and recognized the excess cost over book value of $495 as an asset on the Company's books. This excess cost is being amortized over 40 years.

      The Company and Predecessor Companies lease computer services from Alta Computer Services, Inc. ("Alta"). Alta is majority owned by three directors of the Company. The Company and Predecessor
Companies paid $194, $196 and $208 in 1996, 1995 and 1994,
respectively, for such services.

      The Company has entered into a management agreement under which the Company performs certain accounting and management functions on behalf of Fairfax Realty, Inc., whose majority owner is the Chairman of the Board of Directors of the Company. Management fees collected by the Company under this agreement aggregated $72, $72 and $68 in 1996, 1995 and 1994, respectively.

                            JP REALTY, INC.
                     NOTES TO FINANCIAL STATEMENTS
                        (DOLLARS IN THOUSANDS)


11.   STOCK OPTION PLAN

      On October 26, 1993, the Company adopted a plan (the "1993 Stock Option Plan") which authorizes the discretionary grant by the Executive Compensation Committee, of options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, to key employees of the Company and the discretionary grant of nonqualified stock options to key employees, directors and consultants of the Company. The maximum number of shares of common stock subject to option under the 1993 Stock Option Plan is 1,100,000. No stock options may be granted after ten years from the date of adoption and options must be granted at a price generally not less than the fair market value of the Company's common stock at the date of grant. These options vest over a period of one to five years.

A summary of the 1993 Stock Option Plan activity is set forth below:

                                              NUMBER OF            OPTION PRICE
                                               SHARES                PER SHARE
                                              ---------            -------------
Outstanding at
  December 31, 1993                                   0                       0
Granted                                         550,000           $ 17.50-20.38
Exercised                                             0                       0
Forfeited                                             0                       0
                                              ---------            ------------
Outstanding at
  December 31, 1994                             550,000                   17.50
Granted                                           7,000                   19.13
Exercised                                       (55,000)                  17.50
Forfeited                                        (8,000)                  17.50
                                              ---------           -------------

Outstanding at
  December 31, 1995                             494,000             17.50-20.38
Granted                                         107,000             20.00-20.25
Excercised                                      (22,000)            17.50-19.13
Forfeited                                       (21,000)            17.50-20.00
                                              ---------           -------------
Outstanding at
  December 31, 1996                             558,000           $ 17.50-20.38
                                              =========           =============

     At December 31, 1996, 178,000 options are fully vested and exercisable.

     The fair value of options granted during 1996 and 1995 utilizing the valuation method prescribed by SFAS 123 (Note 1) are $43 and $16, respectively. Had the company recorded the options at their fair value, net income and earnings per share for the years ended December 31, 1996 and 1995 would have been as follows:

                             FOR THE YEAR             FOR THE YEAR
                                 ENDED                    ENDED
                                 1996                     1995
                             ------------             ------------
Net Income                   $     23,334             $     18,164
                             ============             ============

Earnings
 Per share                   $       1.45             $       1.27
                             ============             ============

                         JP REALTY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS)



12.    EMPLOYEE BENEFIT PLANS

      401(K) PLAN
      During 1994, the Company adopted a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company and subsidiaries which permits participants to defer up to a maximum of 15% of their compensation. The Company will match 50% of the employee's contribution up to a maximum of $1 per year. Employees who have completed at least one year of service, working full-time, and have attained the age of 21 are eligible to participate in the plan. The employees' contributions, together with contributions from the Company are immediately vested. The Company's contribution to the plan for the years ended December 31, 1996, 1995 and 1994 were $40, $40 and $22, respectively. The 401(k) plan is fully funded at December 31, 1996.

      RETIREMENT PLAN
      During 1995, the Company adopted a retirement plan covering substantially all of the officers and employees of the Company and subsidiaries, wherein the Company contributes 3% of the participant's base compensation. Employees working a minimum of 1,000 hours per year and who have attained the age of 21 are eligible to participate in the plan. The Company's contribution vests 20% per year. Once an employee has been with the Company five years, all contributions are fully vested. Years of service include service with Predecessor Companies. The Company's contribution to the plan for the years ended December 31, 1996 and 1995 were $150 and $119, respectively. The retirement plan is fully funded at December 31, 1996.

13.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosures of estimated fair value were determined by management using available market information. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      Accounts and notes receivable, accounts payable, accrued expenses and due to affiliates at December 31, 1996 and 1995 are carried at amounts which reasonably approximate their fair values.

      Borrowings with an aggregate carrying value of $162,375 and $106,406 have an estimated aggregate fair value of $158,287 and $105,362 at December 31, 1996 and 1995, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of borrowings with similar terms and remaining maturities.


14.   DISTRIBUTIONS PER SHARE

      Distributions paid per share for the year ended December 31, 1996 and 1995, are summarized as follows:

               1996               Date                  Total
            Distributions         Paid              Distributions
            -------------         ----              -------------
            1st Quarter          4/23/96            $    .420
            2nd Quarter          7/23/96                 .420
            3rd Quarter          10/22/96                .420
            4th Quarter          12/30/96                .435
                                                    ---------
                                                    $   1.695

               1995             Date                     Total
         Distributions          Paid                  Distributions
         -------------          ----                  -------------
         1st Quarter            4/18/95               $   .405
         2nd Quarter            7/18/95                   .405
         3rd Quarter            10/24/95                  .405
         4th Quarter            12/28/95                  .420
                                                       --------
                                                       $ 1.635

                            JP REALTY, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         (DOLLARS IN THOUSANDS)


15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Financial information for each of the quarters in the year ended December 31, 1996 and 1995 are as follows:

                                 First        Second        Third        Fourth
                              ---------     ----------    ---------    ----------
1996:

Revenues. . . . . . . . .     $  16,942     $   18,407    $  18,497     $  19,103
Income Before Minority
 Interest, Equity in
 Net Loss of Partnership
 Investment and Gain on
 Sale of Real Estate. . .         6,693          7,234        7,088         7,774
Net Income. . . . . . . .         5,486          5,840        5,749         6,295
Net Income per Share. . .           .34            .36          .36           .40


1995:

Revenues. . . . . . . . .     $  13,568     $   13,905    $  15,620     $  17,857
Income Before Minority
 Interest, Equity in
 Net Loss of Partnership
 Investment and Gain on
  Sale of Real Estate . .         5,193          5,102        5,765         6,350
Net Income. . . . . . . .         3,980          3,904        4,528         5,766
Net Income per Share                .30            .30          .31           .36


                       JP REALTY, INC.
                NOTES TO FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS)


16.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      On April 4, 1996, the Company acquired the Grand Teton Mall located in Idaho Falls, Idaho. On June 30, 1995, the Company acquired the Eastridge Mall located in Casper, Wyoming and the Animas Valley Mall located in Farmington, New Mexico. On August 7, 1995, the Company sold 2,750,000 shares of common stock in an underwritten public offering at an offering price of $20.50 per share. The unaudited pro forma financial information for the year ended December 31, 1996, is presented as if the acquisition of the Grand Teton Mall had occurred on January 1, 1996. The unaudited pro forma financial information for the year ended December 31, 1995 is presented as if the acquisition of the Eastridge Mall and Animas Valley Mall, the August 7, 1995 public offering of common stock and the acquisition of the Grand Teton Mall had occurred on January 1, 1995.

                            FOR THE YEAR ENDED DECEMBER 31, 1996              FOR THE YEAR ENDED DECEMBER 31, 1995
                          ---------------------------------------           -----------------------------------------
                                           Pro Forma      Company                            Pro Forma      Company
                          JP Realty, Inc.   Adjust-      Pro Forma           JP Realty, Inc.  Adjust-      Pro Forma
                            Historical     ments (A)    Consolidated           Historical    ments (D)   Consolidated
                            ----------    ----------    ------------           ----------    ---------   ------------
Revenues:

Minimum Rents              $   52,447     $     866     $    53,313            $   43,640    $   6,355    $     49,995
Percentage and
 Overage Rents                  4,061            46           4,107                 3,465          567           4,032
Recoveries from Tenants        15,557           239          15,796                12,252        2,859          15,111
Interest and Other Income         884             0             884                 1,593           15           1,608
                           ----------     ---------     -----------             ---------    ---------     -----------
                               72,949         1,151          74,100                60,950        9,796          70,746
                           ----------     ---------     -----------             ---------    ---------     -----------

Expenses:

Operating Expenses Before
 Interest, Depreciation
 and Amortization              24,405           339         24,744                 20,389         2,923         23,312
Interest                        7,776           593(B)       8,369                  6,623         1,990(E)       8,613
Depreciation and
 Amortization                  11,979           179         12,158                 11,528         1,517         13,045
                           ----------     ---------     ----------              ---------    ----------    -----------
                               44,160         1,111         45,271                 38,540         6,430         44,970
                           ----------     ---------     ----------              ---------    ----------    -----------
                               28,789            40         28,829                 22,410         3,366         25,776
Minority Interest in
 Income of Consolidated
 Partnerships                    (269)            0           (269)                  (320)            0           (320)
Equity in Net Income
 (Loss) of Partnership
 Investment                         0             0              0                   (184)            0           (184)
Gain on Sale of
 Real Estate                       94             0             94                    918             0            918
                           ----------     ---------     ----------              ---------    ----------    -----------
Income Before Minority
 Interest of PDC
 Unitholders               $   28,614     $      40     $   28,654              $  22,824    $    3,366    $    26,190

Minority Interests of
 PDC Unitholders in
 Consolidated Operating
 Partnerships                  (5,244)          (14)        (5,258)                (4,646)         (257)(C)     (4,903)
                           ----------     ---------     ----------              ---------    ----------     ----------
Net Income                 $   23,370     $      26     $   23,396              $  18,178    $    3,109     $   21,287
                           ==========     =========     ==========              =========    ==========     ==========
Net Income Per Share                                    $     1.46                                          $     1.33

Pro Forma Common
 Shares Outstanding                                     16,048,000                                          15,995,000
                                                        ==========                                          ==========



(A) Reflects revenues and expenses of the property acquired on April 4, 1996 as if acquired on January 1, 1996.

(B) Adjusts interest expense to reflect debt related to the acquisition of the property on April 4, 1996 as if the borrowings had occurred on January 1, 1996.

(C) Minority interest calculations reflects the issuance of Secondary Offering shares of 2,750,000 as if consummated on January 1, 1995.

(D) Reflects the revenues and expenses of the properties acquired on April 4, 1996 and June 30, 1995, and the effects of the Secondary Offering as if these transactions had occurred on January 1, 1995.

(E) Reflects the reduction of interest costs associated with the repayment of borrowings with proceeds from the Offering on the properties acquired on June 30, 1995 and an increase in interest cost associated with the purchase of the property acquired April 4, 1996 as if the purchase and related borrowings occurred on January 1, 1995.

                         JP REALTY, INC.
                 NOTES TO FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS)



17.  SUBSEQUENT EVENTS (UNAUDITED)

     On January 22, 1997, the Company sold 1,500,000 shares of common stock in an underwritten public offering at $27.13 per share. Net proceeds to the Company were $38,800 and were used to acquire additional PDC Units, thereby increasing its ownership in the Operating Partnership. The Operating Partnership used the proceeds to repay borrowings under the $50,000 credit facility.

     On January 22, 1997, the Company extended the $50,000 credit facility for one additional year to March 7, 1998.

     On January 24, 1997, the Company extended the $25,000 credit facility for one additional year to January 21, 1999.

            JP REALTY, INC. AND THE PREDECESSOR COMPANIES

                                                       SCHEDULE II


                   VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (DOLLARS IN THOUSANDS)

                   Balance at      Charged to           Balance at
                 beginning of year Expense Deductions end of year
                 ----------------- ------- ---------- -----------
Year ended
 December 31,
 1996
 Allowance
 for uncollectible
 accounts              $     504   $  340   $   355    $    489

Year ended
 December 31,
 1995
 Allowance
 for uncollectible
 accounts                    437      258       191         504

Year ended
 December 31,
 1994
 Allowance
 for uncollectible
 accounts                    564      212       339         437
       F20


                                                                JP REALTY, INC.

                                                                                             SCHEDULE III
                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                 DECEMBER 31, 1996
                                                              (DOLLARS IN THOUSANDS)

                                                             GROSS AMOUNT AT
                                                               WHICH CARRIED
                              INITIAL COSTS    CAPITALIZED   AT CLOSE OF PERIOD
                              -------------     SUBSEQUENT   -------------------
                  RELATED           BUILDING &      TO           BLDG. &          ACCUMULATED    DATE OF      DATE   DEPRECIABLE
                ENCUMBRANCES LAND  IMPROVEMENTS ACQUISITION LAND IMPROV. TOTAL(1) DEPRECIATION CONSTRUCTION ACQUIRED LIVES-YEARS
                ------------ ----  ------------ ----------- ---- ------- -------- ------------ ------------ -------- -----------

DESCRIPTION
-----------
MALLS:

Animas Valley
 Farmgtn., NM     $ 15,098  $ 3,902  $ 24,059  $     20   $ 3,902 $ 24,079  $ 27,981 $   908         --      1995        40
Boise Towne
Square,
 Boise, ID          32,475    6,512         0    37,347     6,512   37,347    43,859  11,316    1987-88   1985-86      5-40
Cache Valley
Mall, Logan,
 UT                  5,781      909         0     8,382       909    8,382     9,291   4,029    1975-76   1973-75     10-40
Cottonwood Mall
 Salt Lake
 City, UT           19,857    7,514    20,776    30,544     7,514   51,320    58,834  16,382    1981-87      1980      4-40
Eastridge Mall
 Casper, WY         13,237    4,300    19,896       315     4,300   20,211    24,511     774         --      1995        40
Grand Teton
Mall, Idaho
 Falls, ID               0    5,802    28,614         0     5,802   28,614    34,416     531         --      1996        40
No. Plains Mall
 Clovis, NM          5,472    1,592         0    10,784     1,592   10,784    12,376   3,121    1984-85   1979-84     10-40
Pine Ridge Mall
 Pocatello, ID      10,019    1,883         0    21,468     1,883   21,468    23,351   7,352    1979-81      1979     10-40
Red Cliffs
Mall,
 St. George, UT      6,299      903         0    12,586       903   12,586    13,489   2,493    1989-90      1989      3-40
Three Rivers
Mall, Kelso, WA     10,174    1,977         0    20,088     1,977   20,088    22,065   4,416    1986-87      1984     10-40
White Mountain
Mall, Rock
 Springs, WY         5,083    1,120         0    15,640     1,120   15,640    16,760   5,553    1977-78      1977        40

COMMUNITY CNTRS.
& FREE-STANDING
RETAIL:
Alameda Plaza,
 Pocatello, ID       1,178      500         0     3,365       500    3,365     3,865   1,752       1973      1973        40
Anaheim Plaza,
 Anaheim, CA             0        0         0        54         0       54        54      27    1980-81      1979        40
Arctic Circle
 Granger,
 West Valley
 City, UT                0       48         0        50        48       50        98      30       1973      1971        40
Austin Bluffs
Plaza, Colorado
 Springs, CO             0    1,488         0     1,943     1,488    1,943     3,431     537       1985      1979      3-40
Bailey Hills
Plaza, Eugene,
 OR                      0      157         0       317       157      317       474      39    1988-89      1988        40
Bank One,
 Nephi, UT               0       17       183         0        17      183       200     135         --      1976        40
Baskin Robbins
17th St., Idaho
 Falls, ID               0        8        66         8         8       74        82      16         --      1988        40
Boise Plaza,
 Boise, ID               0      322         0     1,382       322    1,382     1,704     866    1970-71      1970        40
Cottonwood Sq.,
 Salt Lake
 City, UT                0    1,926     3,535         0     1,926    3,535     5,461      88         --      1995        40
Division
Crossing,
 Portland, OR        3,468    2,429         0     4,484     2,429    4,484     6,913     694    1990-91      1990     20-40
Twin Falls
Crossing, Twin
 Falls, ID               0      125         0       776       125      776       901     387       1976      1975        40
Fort Union
Plaza, Salt
 Lake City, UT           0       21         0     1,668        21    1,668     1,689     586    1979-84        --        40
Fremont Plaza,
 Las Vegas, NV           0        0         0     2,254         0    2,254     2,254   1,075    1976-80        --        40
Frys Shopping
Plaza,
 Glendale, AZ        1,950      353         0     4,579     1,253    3,679     4,932   1,437    1980-81      1980        40
Gateway
Crossing,
 Bountiful, UT           0    3,644         0     8,480     3,644    8,480    12,124     827    1990-92      1990        40
Halsey
Crossing,
 Gresham, OR             0        0         0     2,302         0    2,302     2,302     416    1989-91        --      4-40
North Temple
Shops, Salt
 Lake City, UT           0       60         0       177        60      177       237      76       1970      1970        40

                                                       (CONTINUED)
       F21


                                                                JP REALTY, INC.

                                                                                             SCHEDULE III
                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                 DECEMBER 31, 1996
                                                              (DOLLARS IN THOUSANDS)

                                                               GROSS AMOUNT AT
                                                                WHICH CARRIED
                              INITIAL COSTS    CAPITALIZED   AT CLOSE OF PERIOD
                              -------------     SUBSEQUENT   -------------------
                  RELATED           BUILDING &      TO           BLDG. &          ACCUMULATED    DATE OF      DATE   DEPRECIABLE
                ENCUMBRANCES LAND  IMPROVEMENTS ACQUISITION LAND IMPROV. TOTAL(1) DEPRECIATION CONSTRUCTION ACQUIRED LIVES-YEARS
                ------------ ----  ------------ ----------- ---- ------- -------- ------------ ------------ -------- -----------

  DESCRIPTION
  -----------

C>
Orem Plaza
Center St.,
 Orem, UT                0   $  371 $     330  $  1,091   $   344 $  1,448  $  1,792 $   531    1976-87      1973     10-40
Orem Plaza State
 St., Orem, UT           0      126         0       627       126      627       753     326       1975      1973     29-40
Plaza 800,
 Reno, NV                0       33     2,969         8        33    2,977     3,010   1,592       1974        --        40
Plaza 9400,
 Sandy, UT        $  1,517        0         0     4,555         0    4,555     4,555   1,835    1976-84        --     10-40
Red Cliffs
Plaza, St.
 George, UT              0        0     2,403         0         0    2,403     2,403     135    1994-95   1994-95        40
River Pointe
Plaza, West
 Jordan, UT          1,762    1,130         0     2,670     1,130    2,670     3,800     640    1987-88   1986-87      5-40
Riverside
Plaza,
 Provo, UT               0      427     1,886     1,206       427    3,092     3,519   1,379    1978-81      1977        40
University
Crossing,
 Orem, UT            1,710      230         0     4,411       230    4,411     4,641   1,575    1971-92      1971        40
Woodlands
Village,
 Flagstaff, AZ       4,080    2,068     5,329       228     2,068    5,557     7,625     308         --      1994        40
Yellowstone
Square,
 Idaho Falls, ID         0      355         0     4,552       355    4,552     4,907   2,422    1972-77      1972        40

COMMERCIAL:
First Security
Place,
 Boise, ID               0      301         0     3,248       300    3,249     3,549   1,388    1978-80      1978     10-40
Price Business
Center-
Pioneer Square,
 Salt Lake
 City, UT                0      658         0    10,165       658   10,165    10,823   3,006    1974-92      1973      3-40
Price Business
Center - South
Main, Salt Lake
 City, UT                0      317         0     2,640       317    2,640     2,957   1,302    1967-82   1966-81      3-40
Price Business
Center -
Timesquare, Salt
 Lake City, UT           0      581         0     8,723       581    8,723     9,304   3,275    1974-80   1972-80      5-40
Sears-Eastbay,
 Provo, UT           2,072      275         0     2,097       275    2,097     2,372     423    1989-90      1989        40
Price Business
Center -
Commerce Park,
 West Valley
 City, UT                0      415     2,109     8,153     1,147    9,530    10,677   1,109    1980      1973-95        40

OTHER REAL ESTATE:
Spokane Valley
Center,
 Spokane, WA        16,943    6,708         0    28,054     6,708   28,054    34,762       0    1990-96(2)1990           40
Misc.
 Real Estate             0    6,601        67     1,470     6,603    1,535     8,138     209         --   1980-95        40
                  --------  -------  --------  --------   -------  -------- -------- -------
TOTAL             $158,175  $68,108  $112,222  $272,911   $69,714 $383,527  $453,241 $87,318
                  ========  =======  ========  ========   ======= ========  ======== =======

-------------------------
(1) The aggregate cost for Federal Income Tax purposes was approximately $459,179 at December 31, 1996.
(2) Construction in progress as of December 31, 1996.


                                                                   (CONTINUED)

                           JP REALTY, INC.
                                                      SCHEDULE III

               REAL ESTATE AND ACCUMULATED DEPRECIATION
                          December 31, 1996
                        (Dollars in thousands)


A summary of activity for real estate investments and accumulated depreciation is as follows:

                                    Years Ended December 31,
                              -------------------------------------
                                 1996          1995         1994
                                 ----          ----         ----
Real Estate Investments:
  Balance at Beginning
  of Year . . . . . . . . .  $  388,205   $  321,242    $  286,719
  Acquisitions. . . . . . .      37,055       59,081         7,723
  Improvements. . . . . . .      28,268        9,903        27,459
  Disposition of Property .        (287)      (2,021)         (659)
                               --------   ----------    ----------
 Balance at End of Year . .  $  453,241   $  388,205    $  321,242
                             ==========   ==========    ==========
Accumulated Depreciation:
 Balance at Beginning
  of Year . . . . . . . . .  $   77,462   $   69,660    $   62,105
  Depreciation. . . . . . .      10,015        9,386         7,768
  Depreciation of Disposed
   Property . . . . . . . .        (159)      (1,584)         (213)
                             ----------   ----------    ----------
 Balance at End of Year . .  $   87,318   $   77,462    $   69,660
                             ==========   ==========    ==========

