Form 10-Q
period 1997-03-31
JP REALTY INC
filed 1997-05-13
CIK 912080

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                              FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

                                 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to __________

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

                         (801) 486-3911
------------------------------------------------------------------
      (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes [X]         No [ ]



17,585,727 Shares of Common Stock were outstanding as of May 13,
1997

                          JP REALTY, INC.
                             FORM 10-Q


                               INDEX
                               -----


PART I:  FINANCIAL INFORMATION                                PAGE
------------------------------                                ----

Item 1.   Financial Statements                                 3

          Condensed Consolidated Balance Sheet of
          JP Realty, Inc. as of March 31, 1997
          and December 31, 1996.                               4

          Condensed Consolidated Statement of
          Operations of JP Realty, Inc. for the
          Three Months Ended March 31, 1997
          and 1996.                                            5

          Condensed Consolidated Statement of Cash
          Flows of JP Realty, Inc. for the Three
          Months Ended March 31, 1997 and 1996.                6

          Notes to Financial Statements                     7 to 8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        9 to 10


PART II:  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                    11

Item 2.   Changes in Securities                                11

Item 3.   Defaults Upon Senior Securities                      11

Item 4.   Submission of Matters to a Vote of
          Security Holders                                     11

Item 5.   Other Information                                    11

Item 6.   Exhibits and Reports on Form 8-K                     12

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

                          JP REALTY, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET

                      (DOLLARS IN THOUSANDS)

                                        (UNAUDITED)
                                         MARCH 31,     DECEMBER 31,
                                           1997            1996
                                        -----------    -----------
     ASSETS:
Real Estate Assets, Including
Assets Under Development of
$38,204 and $30,027. . . . . . . . . .  $   462,720    $   453,241
  Less:  Accumulated Depreciation. . .      (89,708)       (87,318)
                                        -----------    -----------
   Net Real Estate Assets                   373,012        365,923
Cash . . . . . . . . . . . . . . . . .        5,800          1,750
Restricted Cash. . . . . . . . . . . .        2,394          2,372
Other Assets . . . . . . . . . . . . .       11,926         11,315
                                        -----------    -----------
                                        $   393,132    $   381,360
                                        ===========    ===========
     LIABILITIES:
Borrowings . . . . . . . . . . . . . .  $   126,217    $   162,375
Accounts Payable and Accrued Expenses.       13,287         11,611
Dividends Payable. . . . . . . . . . .        7,632             --
Accumulated Losses in Excess of
 Equity Investment . . . . . . . . . .        1,555          1,555
Other Liabilities. . . . . . . . . . .          488            485
                                        -----------    -----------
                                            149,179        176,026
                                        -----------    -----------
Minority Interest. . . . . . . . . . .       34,006         32,778
                                        -----------    -----------

SHAREHOLDERS' EQUITY:
Common Stock, $.0001 par value,
  124,800,000 shares authorized,
  17,385,227 shares and 15,873,553
  shares issued and outstanding at
  March 31, 1997 and December 31,
  1996, respectively,. . . . . . . . .            2              2
Price Group Stock, $.0001 par
  value, 200,000 shares authorized,
  issued and outstanding . . . . . . .           --             --
Excess Stock, 75,000,000 shares
  authorized . . . . . . . . . . . . .           --             --
Additional Paid-in Capital . . . . . .      232,038        193,229
Accumulated Dividends in Excess of
  Net Income . . . . . . . . . . . . .      (22,093)       (20,675)
                                        -----------    -----------
                                            209,947        172,556
                                        -----------    -----------
                                        $   393,132    $   381,360
                                        ===========    ===========


          See accompanying notes to financial statements.

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (UNAUDITED)

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                               For the three months ended March 31,
                               ------------------------------------
                                      1997              1996
                                  ------------      ------------
Revenues:
  Minimum Rents. . . . . . . . .  $     13,207      $     12,204
  Percentage and Overage Rents .         1,003               918
  Recoveries from Tenants. . . .         3,878             3,617
  Interest . . . . . . . . . . .           218               123
  Other. . . . . . . . . . . . .            69                80
                                  ------------      ------------
                                        18,375            16,942
                                  ------------      ------------
Expenses:
  Operating and Maintenance. . .         2,735             2,590
  Real Estate Taxes and
  Insurance. . . . . . . . . . .         1,906             1,905
  General and Administrative . .         1,436             1,337
  Depreciation . . . . . . . . .         2,642             2,378
  Amortization of Deferred
  Financing Costs. . . . . . . .           254               292
  Amortization of Deferred
  Leasing Costs. . . . . . . . .           171               174
  Interest . . . . . . . . . . .         1,676             1,573
                                  ------------      ------------
                                        10,820            10,249
                                  ------------      ------------

                                         7,555             6,693

Minority Interest in Income of
  Consolidated Partnerships. . .           (71)              (66)
Gain on Sale of Real Estate. . .            --                94
                                  ------------      ------------
Income Before Minority Interest
  of PDC Unitholders . . . . . .         7,484             6,721
Minority Interest of PDC
  Unitholders. . . . . . . . . .        (1,270)           (1,235)
                                  ------------      ------------
Net Income . . . . . . . . . . .  $      6,214      $      5,486
                                  ============      ============
Earnings Per Share:
  Net Income . . . . . . . . . .  $        .36      $        .34
                                  ============      ============

Weighted Average Number
  of Common Shares . . . . . . .        17,113            16,036
                                  ============      ============


          See accompanying notes to financial statements.

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                      (DOLLARS IN THOUSANDS)

                               For the three months ended March 31,
                               ------------------------------------
                                       1997            1996
                                   ------------   ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES . . . . .   $     11,660   $     10,182
                                   ------------   ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Real Estate Assets, Developed
  or Acquired, Net of Payables .         (9,717)        (3,037)
(Increase) Decrease in
  Restricted Cash. . . . . . . .            (22)           (68)
                                   ------------   ------------
    Net Cash (Used in)
     Investing Activities. . . .         (9,739)        (3,105)
                                   ------------   ------------

CASH FLOWS FROM
  FINANCING ACTIVITIES:
Proceeds from Borrowings . . . .          7,977         10,000
Repayments of Borrowings . . . .        (44,136)        (9,034)
Net Proceeds from Sale of
  Common Stock . . . . . . . . .         38,632             --
Proceeds from Stock Option
  Exercise . . . . . . . . . . .            135             --
Distributions to Minority
  Interests. . . . . . . . . . .            (73)          (794)
Deferred Financing Costs . . . .           (406)            --
                                   ------------   ------------
   Net Cash Provided by
     Financing Activities. . . .          2,129            172
                                   ------------   ------------

Net Increase (Decrease) in Cash.          4,050          7,249
Cash, Beginning of Period. . . .          1,750          1,827
                                   ------------   ------------
Cash, End of Period. . . . . . .   $      5,800   $      9,076
                                   ============   ============


SUPPLEMENTAL DISCLOSURE OF
 NON-CASH TRANSACTIONS:

The following non-cash transactions occurred:

Dividends Accrued not Paid . . .   $      7,632   $      6,718



          See accompanying notes to financial statements.

                          JP REALTY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national retail chains and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company's properties are owned and controlled by the Company through its 83% general partner interest in Price Development Company, Limited Partnership ("PDC").


2.   SECONDARY OFFERING

     On January 28, 1997, the Company sold 1,500,000 shares of Common Stock in an underwritten public offering at an offering price of $27.125 per share. Gross proceeds raised were approximately $40,700 with net proceeds to the Company of $38,600. The proceeds were used to purchase additional interests in PDC. PDC used the proceeds and additional operating cash to reduce the $50,000 credit facility by $39,900.


3.   BORROWINGS

     In January and February 1997, the Company paid a total of $39,900 to reduce the $50,000 credit facility resulting in a balance outstanding as of March 31, 1997 of $4,100 (See Note 2).

     On July 30, 1996, Spokane Mall Development Company, a consolidated partnership, of which PDC is the General Partner, entered into a $50,000 construction facility. The construction facility will be used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan has a 3 year term with an optional 2 year extension and is secured by the Spokane Valley Mall and guaranteed by PDC. As of March 31, 1997, borrowings on the loan were $24,920.

4.   SFAS 128 DISCLOSURE

     The Company is required to adopt Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share as of December 31, 1997; earlier application is not permitted. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earning per share amounts.

                          JP REALTY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


5.   ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     As noted in Footnote 2, on January 28, 1997, the Company sold 1,500,000 shares of Common Stock in an underwritten public offering at an offering price of $27.125 per share. On April 4, 1996 the Company acquired the Grand Teton Mall located in Idaho Falls, Idaho for a purchase price of $34,400. The unaudited pro forma financial information for the three months ended March 31, 1997 is presented as if the public offering of common stock had occurred on January 1, 1997. The unaudited pro forma financial information for the three months ended March 31, 1996 is presented as if the public offering of Common Stock and the acquisition of the Grand Teton Mall had occurred on January 1, 1996.

                              FOR THE THREE MONTHS ENDED MARCH 31,
                              ------------------------------------
                                      1997             1996
                                    Pro Forma        Pro Forma
                                   -----------      -----------
Total Revenues . . . . . . . . .   $    18,375      $    18,093

Net Income                               6,382            6,162

Earnings Per
  Share of Common Stock. . . . .   $       .36      $       .35


6.   SHAREHOLDERS' EQUITY

     The following table summarizes changes in shareholders equity since December 31, 1995:

                                                                    Accumulated
                                                    Additional     Dividends in
                                       Common         Paid-in        Excess of
                           Shares       Stock         Capital        Net Income        Total
                         ----------    -------      -----------      -----------     ---------
Shareholders' Equity
  at December 31, 1995   16,035,500     $     2      $   192,658      $ (16,906)     $ 175,754
Stock Option
  Compensation                   --          --               13            --              13
Issued Shares Common
 Stock - Stock Options
  Exercised                  22,397          --              394            --             394
   PDC Units Converted       15,656          --              164            --             164
Net Income for the
  Period                         --          --               --        23,370          23,370
Dividends Paid                   --          --               --       (27,139)        (27,139)
                         ----------    --------     ------------     ---------       ---------
Shareholders' Equity at
  December 31, 1996      16,073,553           2          193,229       (20,675)        172,556


Stock Option
  Compensation                   --         --                 3            --               3
  Issued Shares Common
  Stock -
   Additional Offering    1,500,000         --            38,632            --          38,632
   Stock Options
    Exercised                 7,410         --               135            --             135
   PDC Units Converted        4,264         --                39            --              39
Net Income for the
  Period                         --         --                --         6,214           6,214
Dividends Accrued                --         --                --        (7,632)         (7,632)
                         ----------    -------      ------------     ---------       ---------
Shareholders' Equity at
  March 31, 1997         17,585,227    $     2      $    232,038     $ (22,093)      $ 209,947
                         ==========    =======      ============     =========       =========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

OVERVIEW

     The Company completed its initial public offering on January
21, 1994, and conducts all of its business operations through its 83% controlling general partner interest in, Price Development
Company, Limited Partnership ("PDC").

     The Company is a fully integrated, self administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 44 properties, including 11 enclosed regional malls, 24 community centers, three freestanding retail properties and six mixed-use commercial properties. The Company's financial condition and results of operations was positively impacted by the Company's April 1996 acquisition of the Grand Teton Mall, as well as its development activities which added a combined 537,668 square feet of GLA to the retail portfolio and 24,000 square feet of GLA to the commercial portfolio. The Company also completed an additional public offering in January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of its Common Stock.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996 (DOLLARS IN THOUSANDS)

     Total revenues for the three months ended March 31, 1997 increased $1,433 or 8% to $18,375 as compared to $16,942 in 1996. This increase is primarily attributable to a $1,003 or 8% increase in minimum rents to $13,207 as compared to $12,204 in 1996. Additionally, percentage and overage rents increased $85 or 9% to $1,003 as compared to $918 in 1996.

     The April 1996 acquisition of the Grand Teton Mall, contributed $972 to the minimum rent increase and $48 to the percentage and overage rent increase.

     Recoveries from tenants increased $262 or 7% to $3,879 as compared to $3,617 in 1996. Property operating expenses, including operating and maintenance and real estate taxes and insurance increased $145 or 6% and $1 or 0% respectively. This increase is mainly due to the 1996 Grand Teton Mall property acquisition.
Grand Teton Mall tenant recoveries and operating expenses were $339 and $415, respectively. Recoveries from tenants as a percentage of property operating expenses were 72% compared to 71% in 1996.

     Depreciation and amortization increased $223 or 8% to $3,067 as compared to $2,844 in 1996. This increase is primarily due to the acquisition of Grand Teton Mall and the increase in newly developed GLA.

     Interest expense increased $103 or 7% to $1,676 as compared to $1,573 in 1996. This increase resulted from additional borrowings used to acquire the Grand Teton Mall in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of its liquidity and capital resources have historically been for distributions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income", as defined in the Code. During the quarter ended March 31, 1997 the Company declared a distribution of $.435 per share payable April 22, 1997 to the shareholders of record as of April 4, 1997.

     The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of March 31, 1997, the Company's cash and restricted cash amounted to approximately $8.2 million. In addition to its cash and restricted cash, unused capacity under its Credit Facilities totaled $70.9 million. On January 28, 1997, the Company completed an additional public offering of 1,500,000 shares of Common Stock, raising approximately $40.7 million in gross proceeds. The net proceeds of approximately $38.8 million were used to pay costs of the offering and to reduce outstanding borrowings under the Credit Facilities by approximately $38.6 million. After the use of the proceeds from the January public offering, the Company has an unused borrowing capacity under its Credit Facilities of approximately 70.9 million.

     The Company expects to meet its short term cash requirements, including recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Credit Facilities. Exclusive of construction and development activities, capital expenditures (both revenue and non-revenue enhancing) for the existing properties are budgeted in 1997 to be approximately $4.2 million.

     The Company's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, and the retirement of outstanding balances under the Credit Facilities.

     An additional long-term liquidity need of the Company is the construction of the regional mall in Spokane, Washington. On July 30, 1996, the Company entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. Completion of the project, which is expected to contain approximately 750,000 square feet of total GLA, is anticipated to occur in 1997. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and the construction facility has already been incurred by the Company in the form of land, fees and other development costs. As of March 31, 1997 borrowings on the loan were approximately $24.9 million.

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

     The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 18% at March 31, 1997.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------

         Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)     Exhibits
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



----------------------------

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

         EXHIBIT
         NUMBER               DESCRIPTION
         -------              -----------

       10.11    Lease Agreement between The
                Corporation of the President
                of the Church of Jesus Christ of
                Latter Day Saints and Price-James
                and Assumptions, dated September
                24, 1979.  (Groundlease for
                Anaheim Plaza) (10(k))*
       10.12    Indenture of Lease between Ambrose
                and Zelda Motta and Cordova Village,
                dated July 26, 1974, and Amendments
                and Transfers thereto.  (Groundlease
                for Fort Union Plaza) (10(l))*
       10.13    Lease Agreement between Advance
                Management Corporation and Price Rentals,
                Inc. and dated August 1, 1975 and
                Amendments thereto.  (Groundlease for
                Price Fremont) (10(m))*
       10.14    Groundlease between Aldo Rossi and
                Price Development Company, Dated June
                1, 1989, and related documents.
                (Groundlease for Halsey Crossing)
                (10(n))*
       10.15    Loan Agreements related to 1995
                Credit Facility **
                i)  Credit Agreement, dated March 8,
                    1995, between Price Development
                    Company, Limited Partnership and
                    Lexington Mortgage Company
               ii)  Note dated March 8, 1995
              iii)  Guaranty of Payment dated March
                    8, 1995 between the Company and
                    Lexington Mortgage Company
               iv)  Cash Collateral Account Security,
                    Pledge and Assignment Agreement
                    dated March 8, 1995 between
                    Price Development Company,
                    Limited Partnership, Bank One,
                    Utah, N.A. and Lexington
                    Mortgage Company
                v)  Amended and Restated Credit
                    Agreement dated June 29, 1995
                    between Price Development Company,
                    Limited Partnership, Merrill
                    Lynch Mortgage Capital, Inc. and
                    Capital Market Assurance
                    Corporation
               vi)  Amendment to Cash collateral
                    Account, Security, Pledge and
                    Assignment Agreement dated June
                    29, 1995
              vii)  Reaffirmation of Guaranty dated
                    June 29, 1995
       10.16    Amendment to Company's By-laws

         (b)     Reports on Form 8-K - No reports on Form
                 8-K were filed by the Company during the three months ended March 31, 1997.





----------------------------

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



                          JP REALTY, INC.
                           (Registrant)



         May 13, 1997                /s/ John Price
-----------------------------       ------------------------------
            (Date)                  John Price
                                    CHAIRMAN OF THE BOARD
                                    AND CHIEF EXECUTIVE OFFICER




         May 13, 1997               /s/ Paul K. Mendenhall
-----------------------------       ------------------------------
            (Date)                  Paul K. Mendenhall
                                    VICE PRESIDENT--FINANCE AND
                                    SECRETARY (PRINCIPAL FINANCIAL
                                    & ACCOUNTING OFFICER)

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



----------------------------

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

                       EXHIBIT INDEX
         EXHIBIT                                            PAGE
         NUMBER               DESCRIPTION                  NUMBER
         -------              -----------                  ------

       10.11    Lease Agreement between The
                Corporation of the President
                of the Church of Jesus Christ of
                Latter Day Saints and Price-James
                and Assumptions, dated September
                24, 1979.  (Groundlease for
                Anaheim Plaza) (10(k))*
       10.12    Indenture of Lease between Ambrose
                and Zelda Motta and Cordova Village,
                dated July 26, 1974, and Amendments
                and Transfers thereto.  (Groundlease
                for Fort Union Plaza) (10(l))*
       10.13    Lease Agreement between Advance
                Management Corporation and Price Rentals,
                Inc. and dated August 1, 1975 and
                Amendments thereto.  (Groundlease for
                Price Fremont) (10(m))*
       10.14    Groundlease between Aldo Rossi and
                Price Development Company, Dated June
                1, 1989, and related documents.
                (Groundlease for Halsey Crossing)
                (10(n))*
       10.15    Loan Agreements related to 1995
                Credit Facility **
                i)  Credit Agreement, dated March 8,
                    1995, between Price Development
                    Company, Limited Partnership and
                    Lexington Mortgage Company
               ii)  Note dated March 8, 1995
              iii)  Guaranty of Payment dated March
                    8, 1995 between the Company and
                    Lexington Mortgage Company
               iv)  Cash Collateral Account Security,
                    Pledge and Assignment Agreement
                    dated March 8, 1995 between
                    Price Development Company,
                    Limited Partnership, Bank One,
                    Utah, N.A. and Lexington
                    Mortgage Company
                v)  Amended and Restated Credit
                    Agreement dated June 29, 1995
                    between Price Development Company,
                    Limited Partnership, Merrill
                    Lynch Mortgage Capital, Inc. and
                    Capital Market Assurance
                    Corporation
               vi)  Amendment to Cash collateral
                    Account, Security, Pledge and
                    Assignment Agreement dated June
                    29, 1995
              vii)  Reaffirmation of Guaranty dated
                    June 29, 1995
       10.16    Amendment to Company's By-laws                17

         (b)     Reports on Form 8-K - No reports on Form
                 8-K were filed by the Company during the three months ended March 31, 1997.





----------------------------

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

                          JP REALTY, INC.
                              BY-LAWS
                 [AS AMENDED THROUGH MARCH, 1997]

                             ARTICLE I.
                            STOCKHOLDERS

     SECTION 1.01. ANNUAL MEETING. The Corporation shall hold an annual meeting of its stockholders to elect directors and transact any other business within its powers, either at 10:00 a.m. on the fifth Wednesday after March 31st in each year if not a legal holiday, or at such other time on such other day falling on or before the 30th day thereafter as shall be set by the Board of Directors. Except as the Charter or statute provides otherwise, any business may be considered at an annual meeting without the purpose of the meeting having been specified in the notice. Failure to hold an annual meeting does not invalidate the Corporation's existence or affect any otherwise valid corporate acts. [AS AMENDED MARCH, 1997]

     SECTION 1.02. SPECIAL MEETING. At any time in the interval between annual meetings, a special meeting of the stockholders may be called by the Chairman of the Board or the President or by a majority of the Board of Directors by vote at a meeting or in writing (addressed to the Secretary of the Corporation) with or without a meeting. Special meetings of the stockholders shall be called by the Secretary at the request of stockholders only on the written request of stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting. A request for a special meeting shall state the purpose of the meeting and the matters proposed to be acted on at it. The Secretary shall inform the stockholders who make the request of the reasonably estimated costs of preparing and mailing a notice of the meeting and, on payment of these costs to the Corporation, notify each stockholder entitled to notice of the meeting. [AS AMENDED MARCH, 1997]

     SECTION 1.03. PLACE OF MEETINGS. Meetings of stockholders shall be held at such place in the United States as is set from time to time by the Board of Directors.

     SECTION 1.04. NOTICE OF MEETINGS; WAIVER OF NOTICE. Not less than ten nor more than 90 days before each stockholders' meeting, the Secretary shall give written notice of the meeting to each stockholder entitled to vote at the meeting and each other stockholder entitled to notice of the meeting. The notice shall state the time and place of the meeting and, if the meeting is a special meeting or notice of the purpose is required by statute, the purpose of the meeting. Notice is given to a stockholder when it is personally delivered to him or her, left at his or her residence or usual place of business, or mailed to him or her at his or her address as it appears on the records of the Corporation. Notwithstanding the foregoing provisions, each person who is entitled to notice waives notice if he or she before or after the meeting signs a waiver of the notice which is filed with the records of stockholders' meetings, or is present at the meeting in person or by proxy. [AS AMENDED MARCH, 1997]

     SECTION 1.05. QUORUM; VOTING. Unless statute or the Charter provides otherwise, at a meeting of stockholders the presence in person or by proxy of stockholders entitled to cast a majority of all the votes entitled to be cast at the meeting constitutes a quorum, and a majority of all the votes cast at a meeting at which a quorum is present is sufficient to approve any matter which properly comes before the meeting, except that a plurality of all the votes cast at a meeting at which a quorum is present is sufficient to elect a director.

     SECTION 1.06. ADJOURNMENTS. Whether or not a quorum is present, a meeting of stockholders convened on the date for which it was called may be adjourned from time to time without further notice by a majority vote of the stockholders present in person or by proxy to a date not more than 120 days after the original record date. Any business which might have been transacted at the meeting as originally notified may be deferred and transacted at any such adjourned meeting at which a quorum shall be present.

     SECTION 1.07. GENERAL RIGHT TO VOTE; PROXIES. Unless the Charter provides for a greater or lesser number of votes per share or limits or denies voting rights, each outstanding share of stock, regardless of class, is entitled to one vote on each matter submitted to a vote at a meeting of stockholders. In all elections for directors, each share of stock may be voted for as many individuals as there are directors to be elected and for whose election the share is entitled to be voted. A stockholder may vote the stock the stockholder owns of record either in person or by proxy. A stockholder may sign a writing authorizing another person to act as proxy. Signing may be accomplished by the stockholder or the stockholder's authorized agent signing the writing or causing the stockholder's signature to be affixed to the writing by any reasonable means, including facsimile signature. A stockholder may authorize another person to act as proxy by transmitting, or authorizing the transmission of, a telegram, cablegram, datagram, or other means of electronic transmission to the person authorized to act as proxy or to a proxy solicitation firm, proxy support service organization, or other person authorized by the person who will act as proxy to receive the transmission. Unless a proxy provides otherwise, it is not valid more than 11 months after its date. A proxy is revocable by a stockholder at any time without condition or qualification unless the proxy states that it is irrevocable and the proxy is coupled with an interest. A proxy may be made irrevocable for so long as it is coupled with an interest. The interest with which a proxy may be coupled includes an interest in the stock to be voted under the proxy or another general interest in the Corporation or its assets or liabilities. [AS AMENDED MARCH, 1997]

     SECTION 1.08. LIST OF STOCKHOLDERS. At each meeting of stockholders, a full, true and complete list of all stockholders entitled to vote at such meeting, showing the number and class of shares held by each and certified by the transfer agent for such class or by the Secretary, shall be furnished by the Secretary.

     SECTION 1.09. CONDUCT OF BUSINESS AND VOTING. At all meetings of stockholders, unless the voting is conducted by an inspector, the proxies and ballots shall be received, and all questions touching the qualification of voters and the validity of proxies, the acceptance or rejection of votes and procedures for the conduct of business not otherwise specified by these By-Laws, the Charter or law, shall be decided or determined by the chairman of the meeting. If demanded by stockholders, present in person or by proxy, entitled to cast 10% in number of votes entitled to be cast, or if ordered by the chairman, the vote upon any election or question shall be taken by ballot and, upon like demand or order, the voting shall be conducted by an inspector, in which event the proxies and ballots shall be received, and all questions touching the qualification of voters and the validity of proxies and the acceptance or rejection of votes shall be decided, by such inspector. Unless so demanded or ordered, no vote need be by ballot and voting need not be conducted by an inspector. The stockholders at any meeting may choose an inspector to act at such meeting, and in default of such election the chairman of the meeting may appoint an inspector. No candidate for election as a director at a meeting shall serve as an inspector thereat.

     SECTION 1.10. INFORMAL ACTION BY STOCKHOLDERS. Any action required or permitted to be taken at a meeting of stockholders may be taken without a meeting if there is filed with the records of stockholders meetings an unanimous written consent which sets forth the action and is signed by each stockholder entitled to vote on the matter and a written waiver of any right to dissent signed by each stockholder entitled to notice of the meeting but not entitled to vote at it.

SECTION 1.11. STOCKHOLDER PROPOSALS. For any stockholder proposal to be presented in connection with an annual meeting of stockholders of the Corporation, including any proposal relating to the nomination of a director to be elected to the Board of Directors of the Corporation, the stockholders must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Such stockholder's notice shall set forth
(a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and of the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (i) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner and (ii) the class and number of shares of stock of the Corporation which are owned beneficially and of record by such stockholders and such beneficial owner. [AS AMENDED MARCH, 1997]

                          ARTICLE II.
                     BOARD OF DIRECTORS

     SECTION 2.01. FUNCTION OF DIRECTORS. The business and affairs of the Corporation shall be managed under the direction of its Board of Directors. All powers of the Corporation may be exercised by or under authority of the Board of Directors, except as conferred on or reserved to the stockholders by statute or by the Charter or By-Laws.

     SECTION 2.02. NUMBER OF DIRECTORS. The Corporation shall have at least three directors; provided that, if there is no stock outstanding, the number of Directors may be less than three but not less than one, and, if there is stock outstanding and so long as there are less than three stockholders, the number of Directors may be less than three but not less than the number of stockholders. The Corporation shall have the number of directors provided in the Charter until changed as herein provided. Except as the Charter provides otherwise, a majority of the entire Board of Directors may alter the number of directors set by the Charter to not exceeding 15 nor less than the minimum number then permitted herein, but the action may not affect the tenure of office of any director.

     SECTION 2.03. ELECTION AND TENURE OF DIRECTORS. Subject to the rights of holders of Price Group Stock, at each annual meeting the stockholders shall elect directors to hold office until the next annual meeting and until their successors are elected and qualify.

     SECTION 2.04. REMOVAL OF DIRECTOR. Any director or the entire Board of Directors may be removed only in accordance with the provisions of the Charter.

     SECTION 2.05. VACANCY ON BOARD. Subject to the rights of holders of Price Group Stock, the stockholders may elect a successor to fill a vacancy on the Board of Directors which results from the removal of a director. A director elected by the stockholders to fill a vacancy which results from the removal of a director serves for the balance of the term of the removed director. Subject to the rights of holders of Price Group Stock, a majority of the remaining directors, whether or not sufficient to constitute a quorum, may fill a vacancy on the Board of Directors which results from any cause except an increase in the number of directors and a majority of the entire Board of Directors may fill a vacancy which results from an increase in the number of directors. A director elected by the Board of Directors to fill a vacancy serves until the next annual meeting of stockholders and until his or her successor is elected and qualifies. [AS AMENDED MARCH, 1997]

     SECTION 2.06. REGULAR MEETINGS. After each meeting of stockholders at which directors shall have been elected, the Board of Directors shall meet as soon as practicable for the purpose of organization and the transaction of other business. In the event that no other time and place are specified by resolution of the Board, the President or the Chairman, with notice in accordance with Section 2.08, the Board of Directors shall meet immediately following the close of, and at the place of, such stockholders' meeting. Any other regular meeting of the Board of Directors shall be held on such date and at any place as may be designated from time to time by the Board of Directors.

     SECTION 2.07. SPECIAL MEETINGS. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board or the President or by a majority of the Board of Directors by vote at a meeting, or in writing with or without a meeting. A special meeting of the Board of Directors shall be held on such date and at any place as may be designated from time to time by the Board of Directors. In the absence of designation such meeting shall be held at such place as may be designated in the call.

     SECTION 2.08.  NOTICE OF MEETING.  Except as provided in
Section 2.06, the Secretary shall give notice to each director of each regular and special meeting of the Board of Directors. The notice shall state the time and place of the meeting. Notice is given to a director when it is delivered personally to him or her, left at his or her residence or usual place of business, or sent by telegraph, facsimile transmission or telephone, at least 24 hours before the time of the meeting or, in the alternative by mail to his or her address as it shall appear on the records of the Corporation, at least 72 hours before the time of the meeting. Unless these By-Laws or a resolution of the Board of Directors provides otherwise, the notice need not state the business to be transacted at or the purposes of any regular or special meeting of the Board of Directors. No notice of any meeting of the Board of Directors need be given to any director who attends except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened, or to any director who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice. Any meeting of the Board of Directors, regular or special, may adjourn from time to time to reconvene at the same or some other place, and no notice need be given of any such adjourned meeting other than by announcement.
[AS AMENDED MARCH, 1997]

     SECTION 2.09. QUORUM; ACTION BY DIRECTORS. A majority of the entire Board of Directors shall constitute a quorum for the transaction of business. In the absence of a quorum, the directors present by majority vote and without notice other than by announcement may adjourn the meeting from time to time until a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified. Unless statute or the Charter or By-Laws requires a greater proportion, the action of a majority of the directors present at a meeting at which a quorum is present is action of the Board of Directors.

Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting, if an unanimous written consent which sets forth the action is signed by each member of the Board and filed with the minutes of proceedings of the Board. [AS AMENDED MARCH, 1997]

     SECTION 2.10. MEETING BY CONFERENCE TELEPHONE. Members of the Board of Directors may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means constitutes presence in person at a meeting.

     SECTION 2.11. COMPENSATION. By resolution of the Board of Directors a fixed sum and expenses, if any, for attendance at each regular or special meeting of the Board of Directors or of committees thereof, and other compensation for their services as such or on committees of the Board of Directors, may be paid to directors. Directors who are full-time employees of the Corporation need not be paid for attendance at meetings of the board or committees thereof for which fees are paid to other directors. A director who serves the Corporation in any other capacity also may receive compensation for such other services, pursuant to a resolution of the directors.

     SECTION 2.12. ADVISORY DIRECTORS. The Board of Directors may by resolution appoint advisory directors to the Board, who may also serve as directors emeriti, and shall have such authority and receive such compensation and reimbursement as the Board of Directors shall provide. Advisory directors or directors emeriti shall not have the authority to participate by vote in the transaction of business.


                         ARTICLE III.
                         COMMITTEES

     SECTION 3.01. COMMITTEES. The Board of Directors may appoint from among its members an Executive Committee, an Audit Committee, an Executive Compensation Committee and other committees composed of one or more directors and delegate to these committees any of the powers of the Board of Directors, except the power to authorize dividends on stock, elect directors, issue stock other than as provided in the next sentence, recommend to the stockholders any action which requires stockholder approval, amend these By-Laws, or approve any merger or share exchange which does not require stockholder approval. The entire Audit Committee shall be directors who are independent of management. The entire Executive Compensation Committee shall be directors who are "disinterested persons" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended. If the Board of Directors has given general authorization for the issuance of stock providing for or establishing a method or procedure for determining the maximum number of shares to be issued, a committee of the Board, in accordance with that general authorization or any stock option or other plan or program adopted by the Board of Directors, may authorize or fix the terms of stock subject to classification or reclassification and the terms on which any stock may be issued, including all terms and conditions required or permitted to be established or authorized by the Board of Directors. [AS AMENDED MARCH, 1997]

     SECTION 3.02. COMMITTEE PROCEDURE. Each committee may fix rules of procedure for its business. A majority of the members of a committee shall constitute a quorum for the transaction of business and the act of a majority of those present at a meeting at which a quorum is present shall be the act of the committee. The members of a committee present at any meeting, whether or not they constitute a quorum, may appoint a director to act in the place of an absent member. Any action required or permitted to be taken at a meeting of a committee may be taken without a meeting, if an unanimous written consent which sets forth the action is signed by each member of the committee and filed with the minutes of the committee. The members of a committee may conduct any meeting thereof by conference telephone in accordance with the provisions of Section 2.10.

     SECTION 3.03. EMERGENCY. In the event of a state of disaster of sufficient severity to prevent the conduct and management of the affairs and business of the Corporation by its directors and officers as contemplated by the Charter and these By-Laws, any two or more available members of the then incumbent Executive Committee shall constitute a quorum of that Committee for the full conduct and management of the affairs and business of the Corporation in accordance with the provisions of Section 3.01. In the event of the unavailability, at such time, of a minimum of two members of the then incumbent Executive Committee, the available directors shall elect an Executive Committee consisting of any two members of the Board of Directors, whether or not they be officers of the Corporation, which two members shall constitute the Executive Committee for the full conduct and management of the affairs of the Corporation in accordance with the foregoing provisions of this Section. This Section shall be subject to implementation by resolution of the Board of Directors passed from time to time for that purpose, and any provisions of these By-Laws (other than this Section) and any resolutions which are contrary to the provisions of this Section or to the provisions of any such implementary resolutions shall be suspended until it shall be determined by any interim Executive Committee acting under this Section that it shall be to the advantage of the Corporation to resume the conduct and management of its affairs and business under all the other provisions of these By-Laws. [AS AMENDED MARCH, 1997]


                         ARTICLE IV.
                          OFFICERS
     SECTION 4.01. EXECUTIVE AND OTHER OFFICERS. The Corporation shall have a President, a Secretary, and a Treasurer. It may also have a Chairman of the Board. The Board of Directors shall designate who shall serve as chief executive officer, who shall have general supervision of the business and affairs of the Corporation, and may designate a chief operating officer, who shall have supervision of the operations of the Corporation. In the absence of any designation the Chairman of the Board, if there be one, shall serve as chief executive officer and the President shall serve as chief operating officer. In the absence of the Chairman of the Board, or if there be none, the President shall be the chief executive officer. The same person may hold both offices. The Corporation may also have one or more Vice-Presidents, assistant officers, and subordinate officers as may be established by the Board of Directors. A person may hold more than one office in the Corporation except that no person may serve concurrently as both President and Vice-President of the Corporation. The Chairman of the Board shall be a director, and the other officers may be directors. [AS AMENDED MARCH, 1997]

     SECTION 4.02. CHAIRMAN OF THE BOARD. The Chairman of the Board, if one be elected, shall preside at all meetings of the Board of Directors and of the stockholders at which he or she shall be present. Unless otherwise specified by the Board of Directors, he or she shall be the chief executive officer of the Corporation. In general, he or she shall perform such duties as are customarily performed by the chief executive officer of a corporation and may perform any duties of the President and shall perform such other duties and have such other powers as are from time to time assigned to him or her by the Board of Directors. [AS AMENDED MARCH, 1997]

     SECTION 4.03. PRESIDENT. Unless otherwise provided by resolution of the Board of Directors, the President, in the absence of the Chairman of the Board, shall preside at all meetings of the Board of Directors and of the stockholders at which he or she shall be present. Unless otherwise specified by the Board of Directors, the President shall be the chief operating officer of the Corporation and perform the duties customarily performed by chief operating officers. He or she may execute, in the name of the Corporation, all authorized deeds, mortgages, bonds, contracts or other instruments, except in cases in which the signing and execution thereof shall have been expressly delegated to some other officer or agent of the Corporation. In general, he or she shall perform such other duties customarily performed by a president of a corporation and shall perform such other duties and have such other powers as are from time to time assigned to him or her by the Board of Directors or the chief executive officer of the Corporation. [AS AMENDED MARCH, 1997]

     SECTION 4.04. VICE-PRESIDENTS. The Vice-President or Vice-Presidents, at the request of the chief executive officer or the President, or in the President's absence or during his or her inability to act, shall perform the duties and exercise the functions of the President, and when so acting shall have the powers of the President. If there be more than one Vice-President, the Board of Directors may determine which one or more of the Vice-Presidents shall perform any of such duties or exercise any of such functions, or if such determination is not made by the Board of Directors, the chief executive officer, or the President may make such determination; otherwise any of the Vice-Presidents may perform any of such duties or exercise any of such functions. Each Vice-President shall perform such other duties and have such other powers, and have such additional descriptive designations in their titles (if any), as are from time to time assigned to them by the Board of Directors, the chief executive officer, or the President. [AS AMENDED MARCH, 1997]

     SECTION 4.05. SECRETARY. The Secretary shall keep the minutes of the meetings of the stockholders, of the Board of Directors and of any committees, in books provided for the purpose; he or she shall see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; he or she shall be custodian of the records of the Corporation; he or she may witness any document on behalf of the Corporation, the execution of which is duly authorized, see that the corporate seal is affixed where such document is required or desired to be under its seal, and, when so affixed, may attest the same. In general, he or she shall perform such other duties customarily performed by a secretary of a corporation, and shall perform such other duties and have such other powers as are from time to time assigned to him or her by the Board of Directors, the chief executive officer, or the President. [AS AMENDED MARCH, 1997]

     SECTION 4.06. TREASURER. The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit, or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies or other depositories as shall, from time to time, be selected by the Board of Directors; he or she shall render to the President and to the Board of Directors, whenever requested, an account of the financial condition of the Corporation. In general, he or she shall perform such other duties customarily performed by a treasurer of a corporation, and shall perform such other duties and have such other powers as are from time to time assigned to him or her by the Board of Directors, the chief executive officer, or the President. [AS AMENDED MARCH, 1997]

     SECTION 4.07. ASSISTANT AND SUBORDINATE OFFICERS. The assistant and subordinate officers of the Corporation are all officers below the office of Vice-President, Secretary, or Treasurer. The assistant or subordinate officers shall have such duties as are from time to time assigned to them by the Board of Directors, the chief executive officer, or the President.

     SECTION 4.08. ELECTION, TENURE AND REMOVAL OF OFFICERS. The Board of Directors shall elect the officers of the Corporation.
The Board of Directors may from time to time authorize any committee or officer to appoint assistant and subordinate officers. Election or appointment of an officer, employee or agent shall not of itself create contract rights. All officers shall be appointed to hold their offices, respectively, during the pleasure of the Board. The Board of Directors (or, as to any assistant or subordinate officer, any committee or officer authorized by the Board) may remove an officer at any time. The removal of an officer does not prejudice any of his or her contract rights. The Board of Directors (or, as to any assistant or subordinate officer, any committee or officer authorized by the Board) may fill a vacancy which occurs in any office for the unexpired portion of the term. [AS AMENDED MARCH, 1997]

     SECTION 4.09. COMPENSATION. The Board of Directors shall have power to fix the salaries and other compensation and remuneration, of whatever kind, of all officers of the Corporation. No officer shall be prevented from receiving such salary by reason of the fact that he or she is also a director of the Corporation. The Board of Directors may authorize any committee or officer, upon whom the power of appointing assistant and subordinate officers may have been conferred, to fix the salaries, compensation and remuneration of such assistant and subordinate officers. [AS AMENDED MARCH, 1997]

                         ARTICLE V.
                     DIVISIONAL TITLES


     SECTION 5.01. CONFERRING DIVISIONAL TITLES. The Board of Directors may from time to time confer upon any employee of a division of the Corporation the title of President, Vice President, Treasurer or Controller of such division or any other title or titles deemed appropriate, or may authorize the Chairman of the Board or the President to do so. Any such titles so conferred may be discontinued and withdrawn at any time by the Board of Directors, or by the Chairman of the Board or the President if so authorized by the Board of Directors. Any employee of a division designated by such a divisional title shall have the powers and duties with respect to such division as shall be prescribed by the Board of Directors, the Chairman of the Board or the President.

     SECTION 5.02. EFFECT OF DIVISIONAL TITLES. The conferring of divisional titles shall not create an office of the Corporation under Article IV unless specifically designated as such by the Board of Directors; but any person who is an officer of the Corporation may also have a divisional title.

                         ARTICLE VI.
                           STOCK

     SECTION 6.01. CERTIFICATES FOR STOCK. Each stockholder is entitled to certificates which represent and certify the shares of stock he or she holds in the Corporation. Each stock certificate shall include on its face the name of the Corporation, the name of the stockholder or other person to whom it is issued, and the class of stock and number of shares it represents. It shall also include on its face or back (a) a statement of any restrictions on transferability and (b) a statement which provides in substance that the Corporation will furnish to any stockholder on request and without charge a full statement of the designations and any preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption of the stock of each class which the Corporation is authorized to issue, of the differences in the relative rights and preferences between the shares of each series of a preferred or special class in series which the Corporation is authorized to issue, to the extent they have been set, and of the authority of the Board of Directors to set the relative rights and preferences of subsequent series of a preferred or special class of stock and any restrictions on transferability. Such request may be made to the Secretary or to its transfer agent. It shall be in such form, not inconsistent with law or with the Charter, as shall be approved by the Board of Directors or any officer or officers designated for such purpose by resolution of the Board of Directors. Each stock certificate shall be signed by the Chairman of the Board, the President, or a Vice-President, and countersigned by the Secretary, an Assistant Secretary, the Treasurer, or an Assistant Treasurer. Each certificate may be sealed with the actual corporate seal or a facsimile of it or in any other form and the signatures may be either manual or facsimile signatures. A certificate is valid and may be issued whether or not an officer who signed it is still an officer when it is issued. A certificate may not be issued until the stock represented by it is fully paid. [AS AMENDED MARCH, 1997]

     SECTION 6.02. TRANSFERS. The Board of Directors shall have power and authority to make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates of stock; and may appoint transfer agents and registrars thereof. The duties of transfer agent and registrar may be combined.

     SECTION 6.03. RECORD DATES OR CLOSING OF TRANSFER BOOKS. The Board of Directors may set a record date or direct that the stock transfer books be closed for a stated period for the purpose of making any proper determination with respect to stockholders, including which stockholders are entitled to notice of a meeting, vote at a meeting, receive a dividend, or be allotted other rights. The record date may not be prior to the close of business on the day the record date is fixed nor, subject to Section 1.06, more than 90 days before the date on which the action requiring the determination will be taken; the transfer books may not be closed for a period longer than 20 days; and, in the case of a meeting of stockholders, the record date or the closing of the transfer books shall be at least ten days before the date of the meeting. [AS AMENDED MARCH, 1997]

     SECTION 6.04. STOCK LEDGER. The Corporation shall maintain a stock ledger which contains the name and address of each stockholder and the number of shares of stock of each class which the stockholder holds. The stock ledger may be in written form or in any other form which can be converted within a reasonable time into written form for visual inspection. The original or a duplicate of the stock ledger shall be kept at the offices of a transfer agent for the particular class of stock, or, if none, at the principal office in the State of Maryland or the principal executive offices of the Corporation.

     SECTION 6.05. CERTIFICATION OF BENEFICIAL OWNERS. The Board of Directors may adopt by resolution a procedure by which a stockholder of the Corporation may certify in writing to the Corporation that any shares of stock registered in the name of the stockholder are held for the account of a specified person other than the stockholder. The resolution shall set forth the class of stockholders who may certify; the purpose for which the certification may be made; the form of certification and the information to be contained in it; if the certification is with respect to a record date or closing of the stock transfer books, the time after the record date or closing of the stock transfer books within which the certification must be received by the Corporation; and any other provisions with respect to the procedure which the Board considers necessary or desirable. On receipt of a certification which complies with the procedure adopted by the Board in accordance with this Section, the person specified in the certification is, for the purpose set forth in the certification, the holder of record of the specified stock in place of the stockholder who makes the certification.

     SECTION 6.06. LOST STOCK CERTIFICATES. The Board of Directors of the Corporation may determine the conditions for issuing a new stock certificate in place of one which is alleged to have been lost, stolen, or destroyed, or the Board of Directors may delegate such power to any officer or officers of the Corporation. In their discretion, the Board of Directors or such officer or officers may require the owner of the certificate to give bond, with sufficient surety, to indemnify the Corporation against any loss or claim arising as a result of the issuance of a new certificate. In their discretion, the Board of Directors or such officer or officers may refuse to issue such new certificate save upon the order of some court having jurisdiction in the premises. [AS AMENDED MARCH, 1997]

SECTION 6.07. EXEMPTION FROM CONTROL SHARE ACQUISITION STATUTE. The provisions of Sections 3-701 to 3-709 of the Corporations and Associations Article of the Annotated Code of Maryland shall not apply to any share of the capital stock of the Corporation now or hereafter beneficially held (during the period of such beneficial ownership) by John Price, his spouse and children, any lineal descendants of any of the foregoing, any estates of any of the foregoing, any trusts now or hereafter established for the benefit of any of the foregoing, any other entity now or hereafter controlled by John Price, any of the associates or affiliates of the foregoing and any other person acting in concert or as a group with any of the foregoing. Such shares of capital stock are exempted from such Sections to the fullest extent permitted by Maryland law.

                         ARTICLE VII.
                           FINANCE

     SECTION 7.01. CHECKS, DRAFTS, ETC. All checks, drafts and orders for the payment of money, notes and other evidences of indebtedness, issued in the name of the Corporation, shall, unless otherwise provided by resolution of the Board of Directors, be signed by the Chairman of the Board, the President, a Vice-President or an Assistant Vice-President and countersigned by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary. [AS AMENDED MARCH, 1997]

     SECTION 7.02. ANNUAL STATEMENT OF AFFAIRS. The President or chief accounting officer shall prepare annually a full and correct statement of the affairs of the Corporation, to include a balance sheet and a financial statement of operations for the preceding fiscal year. The statement of affairs shall be submitted at the annual meeting of the stockholders and, within 20 days after the meeting, placed on file at the Corporation's principal office.
     SECTION 7.03. FISCAL YEAR. The fiscal year of the Corporation shall be the twelve calendar months period ending December 31 in each year, unless otherwise provided by the Board of Directors.

     SECTION 7.04.  DIVIDENDS.  If declared by the Board of
Directors at any meeting thereof, the Corporation may pay dividends on its shares in cash, property, or in shares of the capital stock of the Corporation, unless such dividend is contrary to law or to a restriction contained in the Charter.

     SECTION 7.05. CONTRACTS. To the extent permitted by applicable law, and except as otherwise prescribed by the Charter or these By-Laws with respect to certificates for shares, the Board of Directors may authorize any officer, employee, or agent of the Corporation to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation. Such authority may be general or confined to specific instances.


                         ARTICLE VIII.
                        INDEMNIFICATION

     SECTION 8.01. PROCEDURE. Any indemnification, or payment of expenses in advance of the final disposition of any proceeding, shall be made promptly, and in any event within 60 days, upon the written request of the director or officer entitled to seek indemnification (the "Indemnified Party"). The right to indemnification and advances hereunder shall be enforceable by the Indemnified Party in any court of competent jurisdiction, if (i) the Corporation denies such request, in whole or in part, or (ii) no disposition thereof is made within 60 days. The Indemnified Party's costs and expenses incurred in connection with successfully establishing his or her right to indemnification, in whole or in part, in any such action shall also be reimbursed by the Corporation. It shall be a defense to any action for advance for expenses that (a) a determination has been made that the facts then known to those making the determination would preclude indemnification or (b) the Corporation has not received both (i) an undertaking as required by law to repay such advances in the event it shall ultimately be determined that the standard of conduct has not been met and (ii) a written affirmation by the Indemnified Party of such Indemnified Party's good faith belief that the standard of conduct necessary for indemnification by the Corporation has been met. [AS AMENDED MARCH, 1997]

     SECTION 8.02. EXCLUSIVITY, ETC. The indemnification and advance of expenses provided by the Charter and these By-Laws shall not be deemed exclusive of any other rights to which a person seeking indemnification or advance of expenses may be entitled under any law (common or statutory), or any agreement, vote of stockholders or disinterested directors or other provision that is consistent with law, both as to action in his or her official capacity and as to action in another capacity while holding office or while employed by or acting as agent for the Corporation, shall continue in respect of all events occurring while a person was a director or officer after such person has ceased to be a director or officer, and shall inure to the benefit of the estate, heirs, executors and administrators of such person. The Corporation shall not be liable for any payment under this By-Law in connection with a claim made by a director or officer to the extent such director or officer has otherwise actually received payment under insurance policy, agreement, vote or otherwise, of the amounts otherwise indemnifiable hereunder. All rights to indemnification and advance of expenses under the Charter of the Corporation and hereunder shall be deemed to be a contract between the Corporation and each director or officer of the Corporation who serves or served in such capacity at any time while this By-Law is in effect. Nothing herein shall prevent the amendment of this By-Law, provided that no such amendment shall diminish the rights of any person hereunder with respect to events occurring or claims made before its adoption or as to claims made after its adoption in respect of events occurring before its adoption. Any repeal or modification of this By-Law shall not in any way diminish any rights to indemnification or advance of expenses of such director or officer or the obligations of the Corporation arising hereunder with respect to events occurring, or claims made, while this By-Law or any provision hereof is in force. [AS AMENDED MARCH, 1997]

     SECTION 8.03. SEVERABILITY; DEFINITIONS. The invalidity or unenforceability of any provision of this Article VIII shall not affect the validity or enforceability of any other provision hereof. The phrase "this By-Law" in this Article VIII means this
Article VIII in its entirety.


                         ARTICLE IX.
                      SUNDRY PROVISIONS

     SECTION 9.01. BOOKS AND RECORDS. The Corporation shall keep correct and complete books and records of its accounts and transactions and minutes of the proceedings of its stockholders and Board of Directors and of any executive or other committee when exercising any of the powers of the Board of Directors. The books and records of the Corporation may be in written form or in any other form which can be converted within a reasonable time into written form for visual inspection. Minutes shall be recorded in written form but may be maintained in the form of a reproduction. The original or a certified copy of these By-Laws shall be kept at the principal office of the Corporation. [AS AMENDED MARCH, 1997]

     SECTION 9.02. CORPORATE SEAL. The Board of Directors shall provide a suitable seal, bearing the name of the Corporation, which shall be in the charge of the Secretary. The Board of Directors may authorize one or more duplicate seals and provide for the custody thereof. If the Corporation is required to place its corporate seal to a document, it is sufficient to meet the requirement of any law, rule, or regulation relating to a corporate seal to place the word "(seal)" adjacent to the signature of the person authorized to sign the document on behalf of the Corporation. [AS AMENDED MARCH, 1997]

     SECTION 9.03. BONDS. The Board of Directors may require any officer, agent or employee of the Corporation to give a bond to the Corporation, conditioned upon the faithful discharge of his or her duties, with one or more sureties and in such amount as may be satisfactory to the Board of Directors. [AS AMENDED MARCH, 1997]

     SECTION 9.04.  VOTING UPON SHARES IN OTHER CORPORATIONS.
Stock of other corporations or associations, registered in the name of the Corporation, may be voted by the President, a Vice-President, or a proxy appointed by either of them. The Board of Directors, however, may by resolution appoint some other person to vote such shares, in which case such person shall be entitled to vote such shares upon the production of a certified copy of such resolution.

     SECTION 9.05. MAIL. Any notice or other document which is required by these By-Laws to be mailed shall be deposited in the United States mails, postage prepaid.

     SECTION 9.06. EXECUTION OF DOCUMENTS. A person who holds more than one office in the Corporation may not act in more than one capacity to execute, acknowledge, or verify an instrument required by law to be executed, acknowledged, or verified by more than one officer.

     SECTION 9.07. AMENDMENTS. Subject to the special provisions of Section 2.02, in accordance with the Charter, these By-Laws may be repealed, altered, amended or rescinded (a) by the stockholders of the Corporation only by vote of not less than 80% of the outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors (considered for this purpose as one class) cast at any meeting of the stockholders called for that purposed (provided that notice of such proposed repeal, alteration, amendment or rescission is included in the notice of such meeting) or (b) by vote of two-thirds of the Board of Directors at a meeting held in accordance with the provisions of these By-Laws.