Form 10-Q
period 1997-06-30
JP REALTY INC
filed 1997-08-12
CIK 912080

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                              FORM 10-Q



(Mark One)

/ /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

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




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        / / Yes        / / No



17,586,627 Shares of Common Stock were outstanding as of August 12,
1997

                          JP REALTY, INC.
                             FORM 10-Q


                               INDEX
                               -----


PART I:  FINANCIAL INFORMATION                                PAGE
------------------------------                                ----

Item 1.   Financial Statements                                 3

          Condensed Consolidated Balance Sheet of JP
          Realty, Inc. as of June 30, 1997 and December
          31, 1996.                                            4

          Condensed Consolidated Statement of Operations
          of JP Realty, Inc. for the Six Months Ended
          June 30, 1997 and 1996.                              5

          Condensed Consolidated Statement of Operations
          of JP Realty, Inc. for the Three Months Ended
          June 30, 1997 and 1996.                              6

          Condensed Consolidated Statement of Cash Flows
          of JP Realty, Inc. for the Six Months Ended
          June 30, 1997 and 1996.                              7

          Notes to Financial Statements                     8 to 9

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                   10 to 12

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                   12



PART II:  Other Information                                  PAGE
----------------------------                                 ----

Item 1.   Legal Proceedings                                   13

Item 2.   Changes in Securities                               13

Item 3.   Defaults Upon Senior Securities                     13

Item 4.   Submission of Matters to a Vote of
          Security Holders                                    13

Item 5.   Other Information                                   13

Item 6.   Exhibits and Reports on Form 8-K                14 to 15

                               PART I



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

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

                          JP REALTY, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET

                      (DOLLARS IN THOUSANDS)

                                        (UNAUDITED)
                                         June 30,      December 31,
                                           1997            1996
                                        ----------      ----------
ASSETS
Real Estate Assets, Including
  Assets Under Development of
  $46,463 and $30,027 . . . . . . . .  $   547,742     $   453,241
   Less:  Accumulated Depreciation. .      (92,278)        (87,318)
                                       -----------     -----------
    Net Real Estate Assets. . . . . .      455,464         365,923
Cash. . . . . . . . . . . . . . . . .          777           1,750
Restricted Cash . . . . . . . . . . .        2,063           2,372
Other Assets. . . . . . . . . . . . .       12,241          11,315
                                       -----------     -----------
                                       $   470,545     $   381,360
                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings. . . . . . . . . . . . . .  $   203,654     $   162,375
Accounts Payable and Accrued Expenses       12,662          11,611
Dividends Payable . . . . . . . . . .        7,633              --
Accumulated Losses in Excess of
  Equity Investment . . . . . . . . .           --           1,555
Other Liabilities . . . . . . . . . .          531             485
                                       -----------     -----------
                                           224,480         176,026
                                       -----------     -----------
Minority Interest . . . . . . . . . .       36,769          32,778
                                       -----------     -----------

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value,
  124,800,000 shares authorized,
  17,385,727 shares and 15,873,553
  shares issued and outstanding at
  June 30, 1997 and December 31, 1996,
  respectively. . . . . . . . . . . .            2               2
Price Group Stock, $.0001 par value,
  200,000 shares authorized, issued and
  outstanding . . . . . . . . . . . .           --              --
Excess Stock, 75,000,000 shares
  authorized. . . . . . . . . . . . .           --              --
Additional Paid-in Capital. . . . . .      232,051         193,229
Accumulated Dividends in Excess of
  Net Income. . . . . . . . . . . . .      (22,757)        (20,675)
                                       -----------     -----------
                                           209,296         172,556
                                       -----------     -----------
                                       $   470,545     $   381,360
                                       ===========     ===========


          See accompanying notes to financial statements

                              JP REALTY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------
                                        1997            1996
                                    -----------     -----------
Revenues:
 Minimum Rents. . . . . . . . . . . $    26,448     $    25,389
 Percentage and Overage Rents . . .       1,992           2,162
 Recoveries from Tenants. . . . . .       8,053           7,334
 Interest . . . . . . . . . . . . .         317             306
 Other. . . . . . . . . . . . . . .         182             159
                                    -----------     -----------
                                         36,992          35,350
                                    -----------     -----------
Expenses:
 Operating and Maintenance. . . . .       5,544           5,458
 Real Estate Taxes and Insurance. .       3,932           3,951
 General and Administrative . . . .       2,568           2,590
 Depreciation . . . . . . . . . . .       5,289           4,943
 Amortization of Deferred
  Financing Costs . . . . . . . . .         486             556
 Amortization of Deferred
  Leasing Costs . . . . . . . . . .         316             363
 Interest . . . . . . . . . . . . .       3,166           3,562
                                    -----------     -----------
                                         21,301          21,423
                                    -----------     -----------
                                         15,691          13,927

Minority Interest in Income of
 Consolidated Partnerships. . . . .        (146)           (146)
Gain on Sale of Real Estate . . . .         339              94
                                    -----------     -----------

Income Before Minority Interest of
 PDC Unitholders. . . . . . . . . .      15,884          13,875
Minority Interest of PDC
 Unitholders. . . . . . . . . . . .      (2,702)         (2,549)
                                    -----------     -----------
Net Income. . . . . . . . . . . . . $    13,182     $    11,326
                                    ===========     ===========

Earnings Per Share:
 Net Income . . . . . . . . . . . . $       .76     $       .71
                                    ===========     ===========

Weighted Average Number of
 Common Shares. . . . . . . . . . .      17,351          16,037
                                    ===========     ===========

                    See accompanying notes to financial statements

                              JP REALTY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                FOR THE THREE MONTHS ENDED JUNE 30,
                                ----------------------------------
                                        1997            1996
                                    -----------     -----------
Revenues:
 Minimum Rents. . . . . . . . . . . $    13,241     $    13,185
 Percentage and Overage Rents . . .         989           1,243
 Recoveries from Tenants. . . . . .       4,175           3,718
 Interest . . . . . . . . . . . . .          98             183
 Other. . . . . . . . . . . . . . .         114              79
                                    -----------     -----------
                                         18,617          18,408
                                    -----------     -----------

Expenses:
 Operating and Maintenance. . . . .       2,809           2,868
 Real Estate Taxes and Insurance. .       2,026           2,046
 General and Administrative . . . .       1,132           1,253
 Depreciation . . . . . . . . . . .       2,647           2,565
 Amortization of Deferred
  Financing Costs . . . . . . . . .         232             264
 Amortization of Deferred
  Leasing Costs . . . . . . . . . .         145             189
 Interest . . . . . . . . . . . . .       1,490           1,989
                                    -----------     -----------
                                         10,481          11,174
                                    -----------     -----------
                                          8,136           7,234

Minority Interest in Income
  of Consolidated Partnerships. . .         (75)            (79)
Gain on Sale of Real Estate . . . .         339              --

                                    -----------     -----------
Income Before Minority Interest
  of PDC Unitholders. . . . . . . .       8,400           7,155
Minority Interest of PDC
  Unitholders . . . . . . . . . . .      (1,432)         (1,314)
                                    -----------     -----------
Net Income. . . . . . . . . . . . . $     6,968     $     5,841
                                    ===========     ===========
Earnings Per Share:
 Net Income . . . . . . . . . . . . $       .40     $       .36
                                    ===========     ===========

Weighted Average Number of
 Common Shares. . . . . . . . . . .      17,586          16,038
                                    ===========     ===========


        See accompanying notes to financial statements

                              JP REALTY, INC.
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                FOR THE THREE MONTHS ENDED JUNE 30,
                                ----------------------------------
                                        1997            1996
                                    -----------     -----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES. . . . . . . . . . . . $    22,382     $    20,694
                                    -----------     -----------


CASH FLOWS FROM INVESTING
  ACTIVITIES:
Real Estate Assets, Developed or
  Acquired, Net of Payables . . . .     (70,246)        (39,714)
(Increase) Decrease in
  Restricted Cash . . . . . . . . .         309            (578)
   Net Cash (Used in) Investing
    Activities. . . . . . . . . . .     (69,937)        (40,292)
                                    -----------     -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from Borrowings. . . . . .      72,487          44,300
Repayments of Borrowings. . . . . .     (55,962)         (9,367)
Net Proceeds from Sale of
  Common Stock. . . . . . . . . . .      38,632              --
Acquisition of PDC Units. . . . . .          --            (705)
Proceeds from Minority Interests. .       1,000              --
Proceeds from Stock Option
  Exercise. . . . . . . . . . . . .         145              87
Distributions to Minority
  Interests . . . . . . . . . . . .      (1,682)         (1,718)
Deferred Financing Costs. . . . . .        (406)             --
Dividends Paid. . . . . . . . . . .      (7,632)         (6,718)
                                    -----------     -----------
   Net Cash Provided by
    Financing Activities. . . . . .      46,582          25,879
                                    -----------     -----------
Net Increase (Decrease) in Cash . .        (973)          6,281
Cash, Beginning of Period . . . . .       1,750           1,827
                                    -----------     -----------
Cash, End of Period . . . . . . . . $       777     $     8,108
                                    ===========     ===========


SUPPLEMENTAL DISCLOSURE OF
  NON-CASH TRANSACTIONS:

The following non-cash
  transactions occurred:

Dividends Accrued not Paid. . . . . $     7,633     $     6,720

Purchase of the Remaining 70%
  Interest in Silver Lake Mall:

72,000 PDC Units Issued . . . . . . $     1,863     $        --
30% Equity Investment Consolidated.      (1,555)             --
Debt Assumed. . . . . . . . . . . . $    24,755              --
                                    -----------     -----------
Total . . . . . . . . . . . . . . . $    25,063     $        --
                                    ===========     ===========


                     See accompanying notes to financial statements

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


2.   SECONDARY OFFERING

     On January 28, 1997, the Company sold 1,500,000 shares of Common Stock in an underwritten public offering at an offering price of $27.125 per share. Net proceeds to the Company of approximately $38,600 were used to purchase additional interests in PDC. PDC used the proceeds and additional operating cash to reduce the $50,000 credit facility by $39,900.


3.   BORROWINGS

     In May 1997, the Company borrowed $8,000 to lend to Provo Mall Development Co. Ltd., a consolidated partnership in which PDC is the general partner, which purchased property in Provo, Utah for the development of an enclosed regional mall. In June 1997, the Company borrowed $9,000 to pay down a portion of the debt assumed in the acquisition transaction with Silver Lake Mall (see Note 5) and $37,000 to purchase Visalia Mall (see Note 5). The funds were borrowed from the Company's $50,000 credit facility and $25,000 credit facility (collectively, the "Credit Facilities") resulting in a balance outstanding as of June 30, 1997 of $58,100.

     In June 1997, the Company assumed debt of $24,755 as part of the acquisition of Silver Lake Mall (see Note 5) and retired debt with $2,791 cash and $9,000 from the credit facility. As of June 30, 1997, borrowings on the debt are $12,964. The loan rate of interest is 8.5% per annum and has a maturity date of October 1, 2000 when a balloon payment of $11,971 is due.

     On July 30, 1996, Spokane Mall Development Co. Limited, a consolidated partnership of which PDC is the General Partner, entered into a $50,000 construction facility. The construction facility will be used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan has a three-year term with an optional two-year extension and is secured by the Spokane Valley Mall and guaranteed by PDC. As of June 30, 1997, borrowings on the loan were $32,430.


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

                          JP REALTY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


5.   ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     In June 1997, the Company acquired two enclosed regional malls. Silver Lake Mall located in Coeur D'Alene, Idaho and Visalia Mall located in Visalia, California. The Company acquired the remaining 70% interest in Silver Lake Mall, Ltd. a limited partnership owning Silver Lake Mall by issuing 72,000 PDC units and assuming debt of $24,755. The Company acquired Visalia Mall for $38,000 paying $1,000 from operations and $37,000 from borrowings (Note 3).

     On January 28, 1997, the Company sold 1,500,000 shares of Common Stock in an underwritten public offering at an offering price of $27.125 per share. On April 4, 1996 the Company acquired the Grand Teton Mall located in Idaho Falls, Idaho for a purchase price of $34,400. The unaudited pro forma financial information for the six months ended June 30, 1997 is presented as if the acquisitions of Silver Lake Mall and Visalia Mall and the public offering of Common Stock had occurred on January 1, 1997. The unaudited pro forma financial information for the six months ended June 30, 1996 is presented as if the acquisitions of Silver Lake , Visalia, and Grand Teton Malls and the public offering of Common Stock had occurred on January 1, 1996.

                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------
                                        1997            1996
                                     PRO FORMA       PRO FORMA
                                    -----------     -----------

Total Revenues. . . . . . . . . . . $    41,618     $    41,018

Net Income. . . . . . . . . . . . .      13,623          12,393

Earnings Per
  Share of Common Stock . . . . . . $       .77     $       .73



6.   SHAREHOLDERS' EQUITY

     The following table summarizes changes in shareholders equity since December 31, 1995:

                                                                     Accumulated
                                                         Additional  Dividends in
                                                 Common    Paid-in    Excess of
                                      Shares     Stock     Capital    Net Income      Total
                                    ----------   ------   ---------   -----------    -------
Shareholders' Equity at
  December 31, 1996                 16,073,553        2     193,229      (20,675)    172,556
Stock Option Compensation                   --       --           7           --           7
Issued Shares Common Stock -
    Additional Offering              1,500,000       --     38,632            --      38,632
    Stock Options Exercised              7,910       --        145            --         145
    PDC Units Converted                  4,264       --         39            --          39
Net Income for the Period                   --       --         --        13,182      13,182
Dividends Paid                              --       --         --        (7,632)     (7,632)
Dividends Accrued                           --       --         --        (7,633)     (7,633)
                                    ----------  -------   --------    ----------  ----------
Shareholders' Equity at
  June 30, 1997                     17,585,727  $     2   $232,052    $  (22,758) $  209,296
                                    ==========  =======   ========    ==========  ==========


ITEM 2.  MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         --------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

OVERVIEW

     The Company completed its initial public offering on January
21, 1994, and conducts all of its business operations through its 83% controlling general partner interest in Price Development
Company, Limited Partnership ("PDC").

     The Company is a fully integrated, self administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 45 properties, including 13 enclosed regional malls, 24 community centers, two freestanding retail properties and six mixed-use commercial properties.

     The Company's financial condition and results of operations were positively impacted by the Company's April 1996 acquisition of the Grand Teton Mall and June 1997 acquisitions of Silver Lake Mall and Visalia Mall (June 30, 1997) as well as its development activities which added a combined 1,308,000 square feet of GLA to the retail portfolio and 24,000 square feet of GLA to the commercial portfolio.

     The Company completed an additional public offering in January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of its Common Stock.


RESULTS OF OPERATIONS

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS
     ENDED JUNE 30, 1996 (DOLLARS IN THOUSANDS)

     Total revenues for the six months ended June 30, 1997 increased $1,642 or 5% to $36,992 as compared to $35,350 in 1996.
This increase is primarily attributable to a $1,059 or 4% increase in minimum rents to $26,448 as compared to $25,389 in 1996.
Additionally, percentage and overage rents decreased $170 or 8% to $1,992 as compared to $2,162 in 1996.

     The increase in minimum rents was primarily due to the April
1996 acquisition of the Grand Teton Mall and the June 1997 acquisition of Silver Lake Mall offset somewhat by certain unexpected vacancies in the retail and commercial properties.

     Recoveries from tenants increased $719 or 10% to $8,053 as compared to $7,334 in 1996. Operating and maintenance which increased $86 or 2% and real estate taxes and insurance decreased $19. This increase is mainly due to the 1996 Grand Teton Mall property acquisition and the June 1997 acquisition of Silver Lake Mall. Grand Teton Mall tenant recoveries and operating expenses were $339 and $415, respectively. Recoveries from tenants as a percentage of property operating expenses for the six months ended June 30, 1997 were 76% compared to 78% in 1996.

     Depreciation and amortization increased $229 or 4% to $6,091 as compared to $5,862 in 1996. This increase is primarily due to the acquisitions of Grand Teton Mall and Silver Lake Mall and the increase in newly developed GLA.

     Interest expense decreased $396 or 11% to $3,166 as compared to $3,562 in 1996. This decrease was primarily a result of paying down borrowings with proceeds from a public offering (see Note 2).

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1996 (DOLLARS IN THOUSANDS)

     Total revenues for the three months ended June 30, 1997 increased $209 or 1% to $18,617 as compared to $18,408 in 1996. This increase is attributable to a $457 or 12% increase in recoveries from Tenants to $4,175 as compared to $3,718 in 1996. Additionally, minimum rents increased $56 to $13,241 as compared to $13,185 in 1996 and percentage and overage rents decreased $254 or 20% to $989 as compared to $1,243 in 1996.

     The June 1997 acquisition of the Silver Lake Mall, offset by the impact of certain unexpected vacancies in retail and commercial properties, was the primary reason for the quarterly minimum rent increase and to the quarterly percentage and overage rent amount.

     Operating and maintenance decreased $59 or 2% and real estate taxes and insurance increased $20 or 1%. Recoveries from tenants as a percentage of property operating expenses for the three months ended June 30, 1997 were 76% compared to 76% in 1996.

     Depreciation increased $82 or 3% to $2,647 as compared to $2,656 in 1996. This increase is primarily due to the acquisition of Silver Lake Mall and the increase in newly developed GLA.

     Interest expense decreased $499 or 25% to $1,490 as compared to $1,989 in 1996. This decrease was primarily a result of paying down borrowings with proceeds from a public offering (see Note 2).


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of capital resources have historically been for distributions, acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is among other things required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. During the quarter ended June 30, 1997, the Company declared a distribution of $.435 per share payable July 22, 1997 to the shareholders of record as of July 8, 1997.

     The Company's principal source of capital is its cash flow from operations generated from its real estate investments. As of June 30, 1997, the Company's cash and restricted cash amounted to approximately $2.8 million. In addition to its cash and restricted cash, unused capacity under its Credit Facilities totaled $16.9 million. On January 28, 1997, the Company completed an additional public offering of 1,500,000 shares of Common Stock, raising approximately $40.7 million in gross proceeds. The net proceeds to the Company of approximately $38.8 million were used to pay costs of the offering and to reduce outstanding borrowings under the Credit Facilities by approximately $38.6 million.

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

     The Company's principal long-term capital requirements include the repayment of principal on the $95 million mortgage debt, which matures in 2001 and requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, and the retirement of outstanding balances under the Credit Facilities.

     An additional long-term capital need of the Company is the construction of the regional mall in Spokane, Washington, through its consolidated partnership, Spokane Mall Development Co. Limited. On July 30, 1996, the consolidated partnership entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. Completion of the project, which is expected to contain approximately 750,000 square feet of total GLA, is anticipated to occur in August 1997. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and amount of the construction facility is comprised of cost incurred to date for the purchase of land and payment of fees and other development costs. As of June 30, 1997 borrowings on the loan were approximately $32.4 million.

     The Company has initiated the development of an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Co. Ltd.. The Provo project will also represent a future long-term capital need for the Company. The Company expects to fund this project through advances under its Credit Facilities in combination with construction financing. The availability of financing and the status of other projects will influence the Company's decision to proceed with, and the pace of, the proposed Provo project.

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

     The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 26% at June 30, 1997.

     Certain statements set forth herein contain forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from that set forth in the forward-looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, laws and regulations, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development, redevelopment or expansion of properties. Consequently, such forward-looking statements should be regarded solely as reflections of the Companies current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Not Applicable.

                              PART II

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The Company is not aware of any pending or threatened litigation at this time that will have a material adverse effect on the Company or any of its properties.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     An Annual Meeting of Stockholders was held on April 30, 1997 in Salt Lake City, Utah. At the Annual Meeting, the stockholders voted to elect seven directors to serve on the Company's Board of Directors until the 1998 Annual Meeting of Stockholders and to ratify the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

     The following votes were cast by the stockholders of the Company with respect to the election of directors named in the Proxy statement:

                              SHARES       SHARES
                              VOTED         VOTED        SHARES
                               FOR         AGAINST      ABSTAINED
                           -----------   ----------    ----------
  Mr. John Price            15,418,620      53,569         0
  Mr. G. Rex Frazier        15,418,620      53,569         0
  Mr. Warren P. King        15,418,620      56,569         0
  Mr. James A. Anderson     15,418,620      53,569         0
  Mr. Sam W. Souvall        15,418,620      53,569         0


     In addition, Messrs. Albert Sussman and Allen P. Martindale were unanimously elected to serve as directors by the holder of the Company's 200,000 shares of Price Group Stock.

     The following votes were cast by the stockholders with respect to the resolution to ratify the Board of Director's appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

                              SHARES       SHARES
                              VOTED         VOTED        SHARES
                               FOR         AGAINST      ABSTAINED
                           -----------   ----------    ----------

                            15,081,105      14,800       29,683


ITEM 5.  OTHER INFORMATION
--------------------------

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)     Exhibits
     EXHIBIT
     NUMBER                   DESCRIPTION
     -------                  -----------

     3.1 Amended and Restated Articles of Incorporation the Company (3(a))*
     3.2   Amended and Restated Bylaws of the Company (3(b))**
     4.1   Specimen of Common Stock Certificate (4)*
    10.1 Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited Partnership (10(a))*
    10.2 Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
    10.3 Loan Agreements related to Mortgage Debt and related documents (10(c))*
           i) Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price Financing Partnership, L.P.
          ii)   Intentionally Omitted
         iii) Indenture between Price Capital Corp. and a Trustee
          iv) Limited Guarantee Agreement (Guarantee of Collection) for outside investors
           v) Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
          vi) Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                Financing Partnership, L.P., Price Capital
                Corp. and Continental Bank N.A.
         vii)   Note Issuance Agency Agreement between
                Price Capital Corp. and Price Financing
                Partnership, L.P.
        viii) Management and Leasing Agreement among Price Financing Partnership, L.P. and Price Development Company, Limited Partnership
          ix) Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
    10.4 Employment and Non-Competition Agreement between the Company and John Price (10(d))*
    10.5   Indemnification Agreement for Directors and
           Officers (10(f))*
    10.6 Registration Rights Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))*
    10.7 Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership***
    10.8 Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))*
    10.9   1993 Stock Option Plan (10(i))*
   10.10 Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))*



----------------------------

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's first quarter 1997 10-Q and are incorporated herein by reference.

***Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

    EXHIBIT
    NUMBER                   DESCRIPTION
    -------                  -----------
   10.11 Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter
           Day Saints and Price-James and Assumptions,
           dated September 24, 1979.  (Groundlease for
           Anaheim Plaza) (10(k))*
   10.12   Indenture of Lease between Ambrose and Zelda
           Motta and Cordova Village, dated July 26,
           1974, and Amendments and Transfers thereto.
           (Groundlease for Fort Union Plaza) (10(l))*
   10.13 Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated
           August 1, 1975 and Amendments thereto.
           (Groundlease for Price Fremont) (10(m))*
   10.14   Groundlease between Aldo Rossi and Price
           Development Company, Dated June 1, 1989,
           and related documents.  (Groundlease for Halsey
           Crossing) (10(n))*
   10.15   Loan Agreements related to 1995 Credit
           Facility ***
           i)   Credit Agreement, dated March 8, 1995,
                between Price Development Company, Limited
                Partnership and Lexington Mortgage Company
          ii)   Note dated March 8, 1995
         iii)   Guaranty of Payment dated March 8, 1995
                between the Company and Lexington Mortgage
                Company
          iv) Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8, 1995 between Price Development Company, Limited
                Partnership, Bank One, Utah, N.A. and Lexington
                Mortgage Company
           v)   Amended and Restated Credit Agreement dated
                June 29, 1995 between Price Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc. and Capital Market Assurance Corporation
          vi) Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement dated June 29, 1995
         vii)   Reaffirmation of Guaranty dated June 29, 1995

     (b)   Current Reports on Form 8-K

           The Company filed on July 11, 1997, a current Report on Form 8-K dated June 30, 1997 and filed July 11, 1997 reporting the acquisition of the remaining 70% interest in Silver Lake Mall located in Couer D'Alene, Idaho and the Acquisition of Visalia Mall located in Visalia, California.

           The financial statements filed were as follows:

           SILVER LAKE MALL AND VISALIA MALL
           Statements of Revenues and Certain Expenses for
             the Year Ended December 31, 1996
           Statements of Revenues and Certain Expenses for the Three Month Period Ended March 31, 1997 and 1996 (unaudited)
           Notes to Statements of Revenues and Certain Expenses


           JP REALTY, INC.
           Pro Forma - Unaudited:
           Condensed Consolidated Balance Sheet as of
             March 31, 1997
           Condensed Consolidated Statement of Operations for the Three Month Period Ended March 31,
             1997 and for the Year Ended December 31, 1996
           Estimated Twelve Month Pro Forma Statement of Taxable Net Operating Income and Operating
             Funds Available

------------------------------

*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's first quarter 1997 10-Q and are incorporated herein by reference.

***Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          JP REALTY, INC.
                          (Registrant)



       August 12, 1997             /s/ John Price
------------------------------    --------------------------------
           (Date)                 John Price
                                  CHAIRMAN OF THE BOARD
                                  AND CHIEF EXECUTIVE OFFICER

       August 12, 1997             /s/ M. Scott Collins
------------------------------     -------------------------------
           (Date)                  M. SCOTT COLLINS
                                   VICE PRESIDENT--
                                   CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL &
                                   ACCOUNTING OFFICER)