Form 10-K/A
period 1996-12-31
JP REALTY INC
filed 1997-11-12
CIK 912080

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K/A

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

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's proxy statement for the 1997
Annual Meeting of Stockholders to be held on April 30, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

     Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report of Form 10-K/A and the information incorporated by reference herein may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of JP Realty, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


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

     The Company's retail portfolio contains an aggregate of approximately 8,644,000 square feet of Total GLA, while the Company's commercial portfolio contains approximately 1,418,000 square feet of GLA. At December 31, 1996, approximately 13,000 square feet of GLA at one property in the Company's retail portfolio was leased to a Tenant which was no longer occupying the space. For the year ended December 31, 1996, the retail properties and the commercial properties contributed approximately 89% and 11%, respectively, to the Company's consolidated net operating income (I.E., revenues less property operating expenses, before interest expenses and depreciation).

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



                                         RETAIL PROPERTIES

                                                                                      OCCUPANCY AS OF
                                                                                          12/31/96
                                                                                    ---------------------
                              FREE                                                  BASED
                            STANDINGTENANT             TOTAL               TENANT    ON    BASED  TENANT   OWNER-
                    PROPERTY STORES SHOPS    ANCHORS   GLA       GLA       OWNED    TOTAL   ON     SHOP    SHIP
PROPERTY    LOCATION TYPE   (SQ.FT)(SQ.FT.)  (SQ.FT)   (SQ.FT)   (SQ.FT)  (SQ.FT)    GLA    GLA    SPACE   TYPE  ANCHORS
                      (1)     (2)    (3)                 (4)       (5)
--------    -------- ------ ------- --------  --------  --------  -------  -------   -----  -----   -----   ----- -------
UTAH
----
Arctic       West
Circle-      Valley
Granger      City      FR    2,184         0         0     2,184     2,184         0 100.0% 100.0%   0.0%  Fee   None

Bank One     Nephi     FR    3,590         0         0     3,590     3,590         0 100.0% 100.0%   0.0%  Fee   None

Cache
Valley
Mall         Logan     RM   29,540    97,756   182,889   310,185   307,685     2,500  91.8%  91.7%  74.0%  Fee   JCPenney,
                                                                                                                 ZCMI, Lamonts

Cottonwood
Mall         Salt Lake RM   53,300   321,904   379,508   754,712   754,712         0  94.3%  94.3%  86.6%  Fee   JCPenney,
             City                                                                                                ZCMI

Cottonwood   Salt Lake
Square       City      CC        0    35,445    41,612    77,057    77,057         0 100.0% 100.0% 100.0%  Fee/  Albertsons
                                                                                                           GLA

Fort Union   Salt Lake
Plaza        City      CC   29,998         0         0    29,998    29,998         0 100.0% 100.0%   0.0%  GL    None


Gateway
Crossing     Bountiful CC   35,620    65,957   174,047   275,624   145,664   129,960 100.0% 100.0% 100.0%  Fee   Ernst Home
                                                                               (6)                               Center(7),
                                                                                                                 TJ Maxx

North
Temple       Salt Lake
Shops        City      CC        0    10,085         0    10,085    10,085         0 100.0% 100.0% 100.0%  Fee

Orem
Plaza-       Orem      CC   15,491    18,814    62,420    96,725    91,125     5,600 100.0% 100.0% 100.0%  Fee   Savers,
Center St.                                                                                                       Showbiz Pizza

Orem Plaza   Orem      CC    8,045    19,057         0    27,102    27,102         0  97.0%  97.0%  95.8%  Fee
State St.

Plaza 9400   Sandy     CC   34,510    55,407   136,745   226,662   226,662         0  96.7%  96.7%  86.5%  GL    Albertsons,
                                                                                                                 Fred Meyer,
                                                                                                                 Pep Boys

Red Cliffs   St.
Mall         George    RM   12,500    90,868   203,338   306,706   192,435   114,271  97.4%  95.8%  91.1%  Fee   JCPenney,
                                                                               (8)                               ZCMI

Red Cliffs
Plaza        St George CC    9,327         0    46,626    55,953    46,626     9,327 100.0% 100.0%   0.0%  Fee   Ernst Home
                                                                                                                 Center(9)

River Pointe West
Plaza        Jordan    CC   18,522    56,120   135,707   210,349    56,120   154,229  98.6%  94.6%  94.6%  Fee
                                                                               (10)

                                                                                      OCCUPANCY AS OF
                                                                                          12/31/96
                                                                                    ---------------------
                              FREE                                                  BASED
                            STANDINGTENANT              TOTAL              TENANT    ON    BASED  TENANT   OWNER-
                    PROPERTY STORES SHOPS    ANCHORS     GLA       GLA     OWNED    TOTAL   ON     SHOP    SHIP
PROPERTY    LOCATION TYPE   (SQ.FT)(SQ.FT.)  (SQ.FT)   (SQ.FT)   (SQ.FT)  (SQ.FT)    GLA    GLA    SPACE   TYPE  ANCHORS
                       (1)    (2)    (3)                 (4)       (5)
--------    -------- ------ ------- ------   -------   ------    -------  -------   -----  -----   -----   ----- -------

Riverside
Plaza        Provo     CC   10,050    11,363   156,454   177,867   174,867     3,000 100.0% 100.0% 100.0%  Fee   Best
                                                                                                                 Products(11),
                                                                                                                 Payless Drug,
                                                                                                                 McFrugals,
                                                                                                                 MiniWorld
University
Crossing     Orem      CC   33,401    26,862   139,780   200,043   199,143       900  99.4%  99.4%  95.2%  Fee   Burlington
                                                                                                                 Coat (12),
                                                                                                                 Office Max(13)

IDAHO
-----
Alameda
Plaza        Pocatello CC   19,049    27,276   143,946   190,271   190,271         0 100.0% 100.0% 100.0%  Fee   Albertsons,
                                                                                                                 Fred Meyer

Boise Towne
Square       Boise     RM   84,418   341,968   452,037   878,423   483,286   395,137  99.4%  98.9%  98.4%  Fee/  The Bon
                                                                              (14)                         GL    Marche


Boise Plaza  Boise     CC        0         0   108,464   108,464   108,464         0 100.0% 100.0%   0.0%  Prt-  Burlington
                                                                                                           shp   Coat(12),
                                                                                                           Int   Albertsons
                                                                                                           (16)
Grand Teton  Idaho
Mall         Falls     RM   29,089   172,073   323,925   525,087   519,467     5,620  96.0%  96.0%  87.8%  Fee   Sears
                                                                                                                 Sears, ZCMI,
                                                                                                                 The Bon Marche

Twin Falls   Twin
Crossing     Falls     CC        0    37,680         0    37,680    37,680         0 100.0% 100.0%   0.0%  Fee   None (17)

Baskin
Robbins      Idaho
17th Street  Falls     FR    1,761         0         0     1,761     1,761         0 100.0% 100.0%   0.0%   Fee   None


Pine Ridge
Mall         Pocatello RM   25,818   148,718   360,117   534,653   423,153   111,500  95.5%  94.3%  83.7%  Fee/  JCPenney, ZCMI,
                                                                                                           GL    The Bon Marche,
                                                                                                           (18)  ShopKo(12)

Yellowstone  Idaho
Square       Falls     CC   16,865    38,950   166,733   222,548   220,748     1,800  90.3%  90.2%  74.9%  Prt-  Albertsons,
                                                                                                           shp   Fred Meyer
                                                                                                           Int
                                                                                                           (19)
WASHINGTON
----------
Three
Rivers
Mall         Kelso     RM  199,623   126,674   188,076   514,373   345,566   168,807  94.4%  91.7%  77.3%  Fee   JCPenney, Sears,
                                                                               (20)                              The Bon Marche,
                                                                                                                 Emporium,

OREGON
------
Bailey Hills
Plaza        Eugene    CC   12,000    11,895   155,000   178,895    11,895   167,000  99.2%  87.3%  87.3%  Fee
                                                                               (21)

                                                                                      OCCUPANCY AS OF
                                                                                          12/31/96
                                                                                    ---------------------
                              FREE                                                  BASED
                            STANDINGTENANT             TOTAL               TENANT    ON    BASED  TENANT   OWNER-
                    PROPERTY STORES SHOPS    ANCHORS    GLA        GLA    OWNED    TOTAL   ON     SHOP    SHIP
PROPERTY    LOCATION TYPE   (SQ.FT)(SQ.FT.)  (SQ.FT)   (SQ.FT)   (SQ.FT)  (SQ.FT)    GLA    GLA    SPACE   TYPE  ANCHORS
                      (1)     (2)    (3)                (4)        (5)
--------    -------- ------ ------ --------  ---------  --------  -------- --------  -----  -----   -----   ----- -------

Division
Crossing     Portland  CC    2,589    24,091    67,960    94,640    92,051     2,589  93.7%  93.5%  75.3%  Fee   United Grocers,
                                                                                                                 Payless Drug

Halsey
Crossing     Gresham   CC    9,000    23,071    52,764    84,835    84,835         0 100.0% 100.0% 100.0%  GL    Safeway


WYOMING
-------
Eastridge
Mall         Casper    RM   17,500   264,262   289,796   571,558   495,675    75,883  91.3%  90.0%  84.2%  Fee   Sears,
                                                                               (22)                              JCPenney,
                                                                                                                 The Bon Marche


White
Mountain     Rock
Mall         Springs   RM   26,025   105,962   208,452   340,439   340,439         0  76.7%  76.7%  76.2%  Fee   JCPenney,
                                                                                                                 Herbergers,
                                                                                                                 Wal-Mart

NEW MEXICO
----------
Animas
Valley       Farming-
Mall         ton       RM   27,500   221,978   271,155   520,633   461,295    59,338  91.7%  90.6%  80.4%  Fee   JCPenney, Sears,
                                                                               (23)                              Dillard's, Beall's


North
Plains
Mall         Clovis    RM   19,076    81,453   195,431   295,960   200,103    95,857  96.0%  94.0%  85.3%  Fee   JCPenney, Sears,
                                                                                (8)                              Beall's,

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
                                                                                                                 ShopKo

COLORADO
--------
Austin
Bluffs       Colorado
Plaza        Springs   CC    9,447    35,859    71,543   116,849    78,902    37,947 100.0% 100.0% 100.0%  Fee   Albertsons
                                                                               (24)

                                                                                      OCCUPANCY AS OF
                                                                                          12/31/96
                                                                                    ---------------------
                              FREE                                                  BASED
                            STANDINGTENANT             TOTAL               TENANT    ON    BASED  TENANT   OWNER-
                    PROPERTY STORES SHOPS    ANCHORS    GLA        GLA    OWNED    TOTAL   ON     SHOP    SHIP
PROPERTY    LOCATION TYPE   (SQ.FT)(SQ.FT.)  (SQ.FT)   (SQ.FT)   (SQ.FT)  (SQ.FT)    GLA    GLA    SPACE   TYPE  ANCHORS
                      (1)     (2)    (3)                 (4)      (5)
--------    -------- ------ ------- ------   -------   ------    -------  -------   -----  -----   -----   ----- -------
ARIZONA
-------
Fry's
Shopping
Plaza        Glendale  CC    8,564    38,781    71,919   119,264   119,264         0  94.8%  94.8%  91.6%  Fee   Fry's, Two
                                                                                                                 Dollar Fabric

Woodlands
Village      Flagstaff CC    4,020    43,380   146,898   194,298    91,858   102,440 100.0% 100.0% 100.0%  Fee   Bashas'
                                                                               (8)

CALIFORNIA
----------
                                                                                                           Prt-
                                                                                                           shp
Anaheim                                                                                                    Int   Best
Plaza        Anaheim   CC   10,000         0    67,433    77,433    77,433         0 100.0% 100.0%   0.0%  (25)  Products(11)
                           ------- --------- --------- --------- --------- --------- -----  -----  -----
                           830,949 2,595,238 5,217,730 8,643,917 7,000,212 1,643,705 95.41% 94.33% 87.61%
                           ======= ========= ========= ========= ========= ========= =====  =====  =====

----------------------------------
 (1) Property type definitions are as follows: Regional Mall-RM, Community Centers--CC, Free-Standing Retail Properties-FR.
 (2) Free standing stores means leasable buildings or other structures located on a Property which are not physically attached to a mall or community center.
 (3) Tenant shops means non-anchor retail stores located in a mall or community center.
 (4) Represents PDC-owned leasable area and tenant-owned leasable area within the Properties.
 (5)       Represents PDC-owned leasable area within the Properties.
 (6) Tenant owned space at this property includes Shopko, an anchor tenant.
 (7) Ernst Home Center has filed for protection under the United States Bankruptcy Code ("Bankruptcy Code") but continues to be responsible for lease payments and at December 31, 1996 was still paying rent pursuant to the terms of the lease and the Bankruptcy Code.
 (8) Tenant owned space at this property includes Wal-Mart, an anchor tenant.
 (9) Ernst Home Center has filed for protection under the Bankruptcy Code. The trustee in bankruptcy has rejected the terms of the lease and the Company is currently in the Process of releasing the space. See "The Company's Largest Tenants."
(10) Tenant owned space at this property includes Albertsons and Shopko, anchor tenants.
(11) Best Products has filed for protection under the Bankruptcy Code but continues to be responsible for lease payments and at December 31, 1996 was still paying rent pursuant to the terms of the lease and the Bankruptcy Code.
(12) PDC's lease is with Fred Meyer which subleases the property to the anchor tenant.
(13) PDC's lease is with Smith's Food & Drug which subleases the property to the anchor tenant.
(14) Tenant owned space at this property includes JcPenney, Sears and Mervyn's, anchor tenants.
(15)       PDC owns a ground lease on two acres.
(16) PDC's ownership represents a 73.3% partnership interest in the current fee holder of the Property.
(17)       PDC's leasee subleases the Property to several other retailers.
(18)       PDC owns two ground leases on 7.3 acres and 1.2 acres.
(19)       PDC's ownership represents a 83.5% partnership interest in the
(20) Tenant owned space at this property includes Target and Top Foods, anchor tenants.
(21) Tenant owned space at this property includes Safeway and Shopko, anchor tenants.
(22) Tenant owned space at this property includes Target, an anchor tenant.
(23)       Tenant owned space at this property includes Best Products
           (see Note 11 above) an anchor tenant.
(24) Tenant owned space at this property includes Longs Drug an anchor tenant.
(25) PDC's ownership interest represents a 50% partnership interest in the current ground lease holder of the Property.

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

     The Company leases approximately two acres which are utilized for perimeter parking and landscaping from Union Pacific Railroad Company on a year-to-year basis at a current rental rate of $21,000 per year. The current lease with Union Pacific Railroad automatically renews each year on December 1 unless either party notifies the other of termination. Boise Towne Square is part of the collateral securing the Mortgage Debt and the Company believes it is adequately insured. Depreciation is taken utilizing a straight line method over 40 years with a net book basis of approximately $32,543,000, $33,687,000, and $35,138,000 at December 31, 1996, 1995
and 1994 respectively. It is the Company's policy to renovate, expand and upgrade as warranted by market conditions.

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

                             PART II


ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "JPR." Prior to the Offering of the Common Stock on January 14, 1994, there was no public market for the Common Stock. As of March 21, 1997, the last reported sales price for the Common Stock on the New York Stock Exchange was $26-7/8 per share. As of March 21, 1997, there were 204 stockholders of record, of which 203 were holders of Common Stock and one was a holder of Price Group Stock, par value $.0001 per share.

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

     At December 31, 1996, there were 200,000 shares of Price Group Stock outstanding. In addition to receiving distributions at a rate equal to 80% of the distributions paid on the Common Stock, the shares of Price Group Stock have the right, voting as a separate class from the Common Stock, to elect two of the seven directors of the Company. Each holder of Price Group Stock is entitled to one vote for each share held. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number of shares of Common Stock if certain conditions are met.


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

The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet its long-term liquidity needs and intends to finance these costs primarily through advances under the Credit Facilities, together with future equity and debt offerings and individual property financings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K/A.

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

     Information regarding Executive Officers appears at Item 4A of
Part I of this Form 10-K/A.

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


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

   (a)    (1) and (2) Financial Statements and Financial Statements
          Schedules

          See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K/A

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

                               JP REALTY, INC.


                            By:  /s/ G. Rex Frazier
                                __________________________________
                                G. Rex Frazier
                                President, Chief Operating
                                Officer & Director

Date:  November 10, 1997

               ---------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                   Title                  Date
          ---                    -----                  ----


 /s/ G. Rex Frazier          President, Chief     November 10, 1997
-----------------------      Operating Officer &
 G. Rex Frazier              Director


/s/ M. Scott Collins         Vice President--Chief November 10, 1997
-----------------------      Financing Officer &
 M. Scott Collins            Treasurer (Principal
                             Financial & Accounting
                             Officer)

  /s/ Warren P. King         Director              November 10, 1997
----------------------
 Warren P. King


   /s/ Sam W. Souvall        Director              November 10, 1997
---------------------
 Sam W. Souvall


 /s/ James A. Anderson      Director               November 10, 1997
----------------------
 James A. Anderson

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

                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 33-93752 and No. 333-3624, No. 333-34835 and No.
333-34835-01) and the Registration Statement of Form S-8 (No.333-3550) of JP Realty, Inc. of our report dated January 29, 1997 appearing on page F-2 of this Form 10-K and as amended on November 11, 1997.

/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Salt Lake City, Utah
November 11, 1997

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

A summary of the 1993 Stock Option Plan activity is set forth below:

                                              NUMBER OF            OPTION PRICE
                                               SHARES                PER SHARE
                                              ---------            -------------
Outstanding at
  December 31, 1993                                   0                       0
Granted                                         550,000           $ 17.50-20.38
Exercised                                             0                       0
Forfeited                                             0                       0
                                              ---------            ------------
Outstanding at
  December 31, 1994                             550,000                   17.50
Granted                                           7,000                   19.13
Exercised                                       (55,000)                  17.50
Forfeited                                        (8,000)                  17.50
                                              ---------           -------------

Outstanding at
  December 31, 1995                             494,000             17.50-20.38
Granted                                         107,000             20.00-20.25
Exercised                                      (22,000)            17.50-19.13
Forfeited                                       (21,000)            17.50-20.00
                                              ---------           -------------
Outstanding at
  December 31, 1996                             558,000           $ 17.50-20.38
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

