Form 10-Q
period 1997-09-30
JP REALTY INC
filed 1997-11-13
CIK 912080

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                              FORM 10-Q


(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

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

                        35 CENTURY PARK-WAY
                        SALT LAKE CITY, UTAH
                               84115
------------------------------------------------------------------
              (Address of principal executive offices)
                             (801) 486-3911
------------------------------------------------------------------
        (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes             No
                              /X/             / /


17,589,827 Shares of Common Stock were outstanding as of November 13, 1997

                          JP REALTY, INC.
                             FORM 10-Q

                               INDEX


Part I:  Financial Information                              Page
------------------------------                              ----
Item 1.   Financial Statements. . . . . . . . . . . . .        3

          Condensed Consolidated Balance Sheets of
          JP Realty, Inc. as of September 30, 1997
          and December 31, 1996 . . . . . . . . . . . .        4

          Condensed Consolidated Statement of
          Operations of JP Realty, Inc. for the
          Three Months and Nine Months Ended
          September 30, 1997 and 1996 . . . . . . . . .        5

          Condensed Consolidated Statement of
          Cash Flows of JP Realty, Inc. for the
          Nine Months Ended September 30, 1997
          and 1996. . . . . . . . . . . . . . . . . . .        6

          Notes to Financial Statements . . . . . . . .        7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations. . . . . . . . . . . . . . . . . .       13

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk . . . . . . . . . . . . . .       15


Part II:    Other Information
-----------------------------
Item 1.   Legal Proceedings . . . . . . . . . . . . . .       16

Item 2.   Changes in Securities and Use of Proceeds . .       16

Item 3.   Defaults Upon Senior Securities . . . . . . .       16

Item 4.   Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . .       16

Item 5.   Other Information . . . . . . . . . . . . . .       16

Item 6.   Exhibits and Reports on Form 8-K. . . . . . .       17

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

                          JP REALTY, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET

                      (Dollars in thousands)

                                        (UNAUDITED)
                                        -----------
                                       SEPTEMBER 30,   DECEMBER 31,
                                           1997           1996
                                       ------------    -----------
Assets
Real Estate Assets, Including
 Assets Under Development of $28,243
 and $30,027. . . . . . . . . . . . .  $    563,089    $   453,241
  Less:  Accumulated Depreciation . .       (95,251)       (87,318)
    Net Real Estate Assets. . . . . .       467,838        365,923
Cash. . . . . . . . . . . . . . . . .         2,870          1,750
Restricted Cash . . . . . . . . . . .         2,442          2,372
Other Assets. . . . . . . . . . . . .        14,598         11,315
                                        -----------    -----------
                                        $   487,748    $   381,360
                                        ===========    ===========

Liabilities and Shareholders' Equity
Borrowings. . . . . . . . . . . . . .  $    216,456    $   162,375
Accounts Payable and Accrued Expenses        16,344         11,611
Dividends Payable . . . . . . . . . .         9,234             --
Accumulated Losses in Excess of
 Equity Investment. . . . . . . . . .            --          1,555
Other Liabilities . . . . . . . . . .         2,263            485
                                       ------------   ------------
                                            244,297        176,026
                                       ------------   ------------

Minority Interest . . . . . . . . . .        34,951         32,778
                                       ------------    -----------
Commitments and Contingencies

Shareholders' Equity
Common Stock, $.0001 par value,
 124,800,000 shares authorized,
 17,389,727 shares and 15,873,553
 shares issued and outstanding at
 September 30, 1997 and December 31,
 1996, respectively . . . . . . . . .             2              2
Price Group Stock, $.0001 par value,
 200,000 shares authorized, issued
 and outstanding. . . . . . . .                  --             --
Excess Stock, 75,000,000 shares
 authorized, none issued or
 outstanding. . . . . . . . . . . . .            --             --
Additional Paid-in Capital. . . . . .       232,130        193,229
Accumulated Dividends in Excess of
 Net Income . . . . . . . . . . . . .       (23,632)       (20,675)
                                       ------------    -----------
                                            208,500        172,556
                                       ------------    -----------
                                       $    487,748    $   381,360
                                       ============    ===========

See accompanying notes to consolidated financial statements.

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                              FOR THE THREE       FOR THE NINE
                              MONTHS ENDED        MONTHS ENDED
                              SEPTEMBER 30,       SEPTEMBER 30,
                            ------------------  ------------------
                              1997      1996      1997      1996
                            --------  --------  --------  --------
Revenues:
  Minimum Rents . . . . . . $ 15,313  $ 13,051  $ 41,761  $ 38,440
  Percentage and Overage
   Rents. . . . . . . . . .    1,095     1,029     3,087     3,190
  Recoveries from Tenants .    4,858     4,192    12,911    11,526
  Interest. . . . . . . . .       80       145       397       451
  Other . . . . . . . . . .      427        80       609       239
                            --------  --------  --------  --------
                              21,773    18,497    58,765    53,846
                            --------  --------  --------  --------
Expenses:
  Operating and Maintenance    3,676     2,923     9,220     8,380
  Real Estate Taxes and
   Insurance. . . . . . . .    2,202     2,102     6,134     6,053
  General and Administrative   1,446     1,190     4,014     3,780
  Depreciation. . . . . . .    3,092     2,637     8,381     7,580
  Amortization of Deferred
   Financing Costs. . . . .      232       264       719       821
  Amortization of Deferred
   Leasing Costs. . . . . .      161       159       476       522
  Interest. . . . . . . . .    2,733     2,134     5,899     5,695
                            --------  --------  --------  --------
                              13,542    11,409    34,843    32,831
                            --------  --------  --------  --------
                               8,231     7,088    23,922    21,015
Minority Interest in Income
 of Consolidated
 Partnerships . . . . . . .      (63)      (65)     (209)     (211)
Gain on Sale of Real Estate       --        --       339        94
                            --------  --------  --------  --------
Income Before Minority
 Interest of the Operating
  Partnership Unitholders      8,168      7,023   24,052    20,898
Minority Interest of the
 Operating Partnership
  Unitholders . . . . . . .   (1,408)   (1,274)   (4,110)   (3,823)
                            --------  --------  --------  --------
Net Income. . . . . . . . . $  6,760  $  5,749  $ 19,942  $ 17,075
                            ========  ========  ========  ========

Earnings Per Share:
   Net Income . . . . . . . $    .38  $    .36  $   1.14  $   1.06
                            ========  ========  ========  ========

Weighted Average Number of
 Common Shares                17,587    16,052    17,430    16,042
                            ========  ========  ========  ========


See accompanying notes to consolidated financial statements.

                          JP REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                      (DOLLARS IN THOUSANDS)

                                          FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,
                                       ---------------------------
                                           1997            1996
                                       ------------    -----------
Net Cash Provided by Operating
 Activities . . . . . . . . . . . . .  $     37,152    $    31,575
Cash Flows from Investing Activities:
Real Estate Assets, Developed or
 Acquired . . . . . . . . . . . . . .       (86,486)       (51,395)
Proceeds from Sales of Real Estate. .           410             --
Increase in Restricted Cash . . . . .           (70)          (400)
 Net Cash Used in Investing Activities      (86,146)       (51,795)
Cash Flows from Financing Activities
Proceeds from Borrowings. . . . . . .        85,414         52,890
Repayment of Borrowings . . . . . . .       (56,087)        (9,440)
Deferred Financing Costs. . . . . . .          (431)           --
Net Proceeds from Sale of Common Stock       38,852            141
Distributions Paid to Shareholders. .       (15,265)       (13,438)
Distributions Paid to Minority
 Interests and Unitholders. . . . . .        (3,369)        (3,988)
Capital Contributions by Minority
 Interests. . . . . . . . . . . . . .          1,000            --
                                       -------------   -----------
Net Cash Provided by Financing
 Activities. . . . . . . . . . . . .          50,114        26,165
                                       -------------   -----------
Net Increase in Cash. . . . . . . . .          1,120         5,945
Cash, Beginning of Period . . . . . .          1,750         1,827
                                       -------------   -----------
Cash, End of Period . . . . . . . . .  $       2,870   $     7,772
                                       =============   ===========

Supplemental Disclosure of Non-Cash
 Transactions
The following non-cash transactions
 occurred:

Distributions accrued for shareholders
 not paid . . . . . . . . . . . . . .  $      7,634    $     6,729
Distributions accrued for
 unitholders not paid . . . . . . . .         1,600             --

Purchase of the Remaining 70%
 Interest in Silver Lake Mall:
  72,000 OP Units Issued. . . . . . .  $      1,863    $        --
  30% Equity Investment Consolidated.        (1,555)            --
  Debt Assumed. . . . . . . . . . . .        24,755             --
                                       ------------    -----------

  Total . . . . . . . . . . . . . . .  $     25,063    $        --
                                       ============    ===========

See accompanying notes to consolidated financial statements.

                              JP REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

          JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national retail chains and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company's properties are owned and controlled by the Company through its 83% general partner interest in Price Development Company, Limited Partnership ("the Operating Partnership"). Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as "the Company" unless the text requires otherwise.

         The interim financial data for the nine-months ended September 30, 1996 and 1997 is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.


2.   SECONDARY OFFERING

         On January 28, 1997, JP Realty, Inc. sold 1,500,000 shares of common stock in an underwritten public offering at an offering price of $27.125 per share. Net proceeds to the Company of approximately $38,600 were used to purchase additional partnership units ("OP units") in the Operating Partnership. The Operating Partnership used the proceeds and additional operating cash to reduce the $50,000 credit facility by $39,900.


3.   BORROWINGS

         The Operating Partnership borrowed funds from its $50,000 credit facility and $25,000 credit facility (collectively, the "Credit Facilities") to fund various projects and acquisitions in 1997. The Operating Partnership borrowed $8,000 for the May, 1997 purchase a parcel of land in Provo, Utah for the development of an enclosed regional mall. In June 1997, the Operating Partnership borrowed $9,000 to pay down a portion of the debt assumed in the acquisition transaction with Silver Lake Mall and $37,000 to purchase Visalia Mall (Note 6). In July, 1997, the Operating Partnership borrowed $9,021 to fund various development projects. Balances outstanding on the Credit Facilities as of September 30, 1997 were $67,121.

         In June 1997, the Operating Partnership assumed debt of $24,755 as part of the acquisition of Silver Lake Mall (Note 6) and retired portions of the debt with $2,791 cash and $9,000 from the Credit Facility. As of September 30, 1997, borrowings on the debt were $12,902. The loan rate of interest is 8.5% per annum and has a maturity date of October 1, 2000 when a balloon payment of $11,971 is due.


         On July 30, 1996, Spokane Mall Development Co. Limited, a Consolidated Partnership of which the Operating Partnership is the General Partner, entered into a $50,000 construction facility. The construction facility has be used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan has a three-year term with an optional two-year extension and is secured by the Spokane Valley
     Mall and guaranteed by the Operating Partnership. As of September 30, 1997, borrowings on the loan were $36,336.

                              JP REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   RECENT ACCOUNTING PRONOUNCEMENTS

         The Company is required to adopt Statement of Financial Accounting Standard ("SFAS") No. 128. Earnings Per Share as of December 15, 1997; earlier application is not permitted. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The following table presents pro forma earnings per share amounts computed using SFAS 128 as if the new standard had been adopted for the respective periods.

                              FOR THE THREE       FOR THE NINE
                              MONTHS ENDED        MONTHS ENDED
                              SEPTEMBER 30,       SEPTEMBER 30,
                            ------------------  ------------------
                               1997      1996      1997     1996
                            --------  --------  --------  --------

Basic Earnings Per Share. . $    .38  $    .36  $   1.14  $   1.06
                            ========  ========  ========  ========

Diluted Earnings Per Share. $    .38  $    .36  $   1.13  $   1.06
                            ========  ========  ========  ========


         In June 1997, the SFAB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of
     general purpose financial statements.   Comprehensive income is
     defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not expect this pronouncement to materially impact the presentation or form of the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

                               JP REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  SHAREHOLDERS' EQUITY

     The following table summarizes changes in shareholders' equity since December 31, 1996:

                                                  Accumulated
                                       Additional Dividends in
                                 Common  Paid-in  Excess of
                         Shares   Stock  Capital  Net Income   Total
                       ---------- ------ -------- ----------- --------

Shareholders' Equity
 at December 31, 1996. 16,073,553 $   2 $ 193,229 $  (20,675) $172,556
Stock Option
 Compensation. . . . .         --    --        10         --        10
Issued Shares Common
 Stock -
  Additional Offering.  1,500,000    --    38,632         --    38,632
  Stock Options
  Exercised  . . . . .     11,810    --       220         --       220
  OP Units Converted .      4,364    --        39         --        39
Net Income for the
 Period. . . . . . . .         --    --        --     19,942    19,942
Dividends Paid . . . .         --    --        --    (15,265)  (15,265)
Dividends Accrued. . .         --    --        --     (7,634)   (7,634)
                       ---------- ----- --------- ----------- --------
Shareholders' Equity at
 September 30, 1997. . 17,589,727 $   2 $ 232,130 $  (23,632) $208,500
                       ========== ===== ========= ==========  ========

6.   ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

         In June, 1997, the Operating Partnership acquired two enclosed regional malls. Silver Lake Mall located in Coeur D'Alene, Idaho and Visalia Mall located in Visalia, California. The Operating Partnership previously held a 30% interest and acquired the remaining 70% interest in Silver Lake Mall, Ltd. a limited partnership owning Silver Lake Mall by issuing 72,000 OP units and assuming debt of $24,755. The Operating Partnership acquired Visalia Mall for $38,000 paying $1,000 from operations and $37,000 from borrowings (Note 3).

         On January 28, 1997, JP Realty, Inc. sold 1,500,000 shares of common stock in an underwritten public offering at an offering price of $27.125 per share. Net proceeds of $38,600 were contributed to Operating Partnership in exchange for OP units. Operating Partnership used the net proceeds to repay borrowings under the $50,000 Credit Facility. On April 4, 1996, the Operating Partnership acquired the Grand Teton Mall located in Idaho Falls, Idaho for a purchase price of $34,400.

         The following unaudited pro forma condensed consolidated statement of operation for the nine-month period ended September 30, 1997 is presented as if the offering of common stock and the acquisition of the properties purchased on June 1, 1997 and June 30, 1997 had occurred on January 1, 1997. The unaudited pro forma condensed statement of operations for the nine-month period ended September 30, 1996 is presented as if the offering of common stock and the acquisition of the properties purchased on April 4, 1996, June 1, 1997 and June 30, 1997 had occurred on January 1, 1996.

         Pro forma information is based upon the historical consolidated results of operations of the Company for the nine-month period ended September 30, 1997 and 1996 giving effect to the transactions described above. The pro forma condensed consolidated statement of operations should be read in conjunction with the historical financial statements and notes thereto of the Company included elsewhere herein.

         The unaudited pro forma condensed consolidated statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor does it purport to represent the Company's results of operations for future periods.

                          JP REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
         PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
             (IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)

                                             Acquired
                                          Properties and
                             Company     Partnership Units   Company
                           Historical(A)     Issued(B)      Pro Forma
                           ------------  ---------------    ---------
Revenues:
 Minimum Rents . . . . . . $     41,761  $         3,222    $  44,983
 Percentage and Overage
  Rents. . . . . . . . . .        3,087               64        3,151
 Recoveries from Tenants .       12,911            1,444       14,355
 Interest and Other Income        1,006             (104)(C)      902
                           ------------  ---------------    ---------
                                 58,765            4,626       63,391
Expenses:
 Operating Expenses Before
  Depreciation and Interest      19,368            1,718       21,086
 Interest. . . . . . . . .        5,899            1,659(D)     7,558
 Depreciation and
  Amortization . . . . . .        9,576              660(E)    10,236
                           ------------  ---------------    ---------
                                 34,843            4,037       38,880
                           ------------  ---------------    ---------
Net Operating Income . . .       23,922              589       24,511

Minority Interests in
 Income of Consolidated
 Partnerships. . . . . . .         (209)              --         (209)
Gain on Sale of Real Estate         339               --          339
                            -----------  ---------------    ---------
Income before Minority
 Interests of Operating
 Partnership
 Unitholders . . . . . . .       24,052              589       24,641
Minority Interests of
 Operating Partnership
 Unitholders in
  Consolidated Operating
  Partnerships . . . . . .       (4,110)            (153)      (4,263)
                           ------------  ---------------    ---------
Net Income . . . . . . . . $     19,942  $           436    $  20,378
                           ============  ===============    =========

Net Income Per Share . . . $       1.14                     $    1.16
                           ============                     =========
Weighted Average Number of
 Shares Outstanding. . . .       17,430                        17,584
                           ============                     =========


(A) Reflects the Company's historical consolidated statement of operations for the period January 1, 1997 to September 30, 1997.

(B) Reflects revenues and certain expenses of the properties acquired on June 1, 1997 and June 30, 1997 for the five months ended May 31, 1997 and the six months ended June 30, 1997, respectively, and the common stock offering on January 28, 1997 of JP Realty, as if consummated on January 1, 1997.

(C) Reflects a reduction in outside management fees received for management services of Silver Lake Mall prior to the acquisition.

(D) Reflects interest expense on borrowings outstanding under the revolving Credit Facilities, drawn for purposes of the acquisition of the properties, at a rate equal to the average interest rate incurred under the Credit Facilities, and interest on assumed debt at 8.5% fixed rate. A change in the interest rate of 1/8% on the Credit Facility used to finance the acquisition of the properties would result in $44 interest expense increase or decrease for the nine-month period ended September 30, 1997.

     Interest expense is reduced for the period January 1, 1997 through February 11, 1997 by $289, reflecting the $38,600 in net proceeds from the January 28, 1997 common stock offering of JP Realty, Inc. The proceeds were used to retire borrowings outstanding on the $50,000 Credit Facility.

(E) Reflects depreciation on the purchase price allocated to buildings over a 40-year useful life.

                          JP REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
         PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
             (IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)

                                             Acquired
                                          Properties and
                             Company     Partnership Units   Company
                           Historical(A)     Issued(B)      Pro Forma
                           ------------  ---------------    ---------
Revenues:
 Minimum Rents . . . . . . $     38,440  $         5,775    $  44,215
 Percentage and Overage
  Rents                           3,190              194        3,384
 Recoveries from Tenants .       11,526            2,150       13,676
 Interest and Other Income          690             (105)(C)      585
                            -----------  ---------------    ---------
                                 53,846            8,014       61,860
Expenses:
 Operating Expenses Before
  Depreciation and Interest      18,213            3,166       21,379
 Interest. . . . . . . . .        5,695            1,687(D)     6,864
 Depreciation and
  Amortization . . . . . .        8,923            1,169(E)    10,610
                            -----------  ---------------    ---------
                                 32,831            6,022       38,853
                            -----------  ---------------    ---------
    Net Operating Income .       21,015            1,992       23,007

Minority Interests in Income
 of Consolidated
 Partnerships. . . . . . .         (211)              --         (211)
Gain on Sale of Real Estate          94               --           94
                            -----------  ---------------     --------
Income Before Minority
 Interest of Operating
  Partnership Unitholders        20,898            1,992       22,890
Minority Interests of
 Operating Partnership
 Unitholders In Consolidated
 Operating Partnerships. .       (3,823)            (377)      (4,200)
                           ------------  ---------------    ---------
   Net Income. . . . . . . $     17,075  $         1,615    $  18,690
                           ============  ===============     ========
Net Income Per Share . . . $       1.06                      $   1.09
                           ============                      ========
Weighted Average Number of
  Shares Outstanding . . .       16,042                        17,182
                           ============                      ========


                          JP REALTY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

(A) Reflects the Company's historical consolidated statement of operations for the period January 1, 1996 to September 30, 1996.

(B) Reflects revenues and certain expenses of the properties acquired on April 4, 1996, June 1, 1997 and June 30, 1997, and the common stock offering on January 28, 1997 of JP Realty, as if consummated on January 1, 1996.

(C) Adjustment reflects a reduction in outside management fees received for management services of Silver Lake Mall prior to the acquisition.

(D) Reflects interest expense on borrowings outstanding under the revolving Credit Facilities, drawn for purposes of the acquisition of the properties, at a rate equal to the average interest rate incurred under the Credit Facilities, and interest on assumed debt at 8.5% fixed rate. A change in the interest rate of 1/8% on the Credit Facility used to finance the acquisition of the properties would result in $44 interest expense increase or decrease for the nine-month period ended September 30, 1996. Interest expense is reduced by using the $38,600 in net proceeds from the January 28, 1997 common stock offering. The proceeds were used to retire borrowings outstanding on the $50,000 Credit Facility. Prior to April 4, 1996, only $10,000 was outstanding on this Credit Facility. As a result, the interest expense reduction is computed based on that amount outstanding during the period January 1, 1996 to April 4, 1996.

(E) Reflects depreciation on the purchase price allocated to buildings, over a 40-year useful life.

                          JP REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

7.   SUBSEQUENT EVENTS

         On October 6, 1997, the Operating Partnership increased the size of its $25 million Credit Facility to $40 million. All other terms remaining essentially the same.

         On October 16, 1997, Operating Partnership obtained a $150 million three-year unsecured credit facility (the "unsecured Credit Facility") from a group of banks. The unsecured Credit Facility bears interest at either i) the higher of the Federal Funds Rate plus 50 basis points or the prime rate, or ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The unsecured Credit Facility also includes a competitive bid option in the amount of $100 million which will allow Operating Partnership to solicit bids for borrowings from the bank group. The bid option is available if Operating Partnership obtains an investment grade credit rating. The unsecured Credit Facility will be used for general corporate purposes including development, working capital, equity investments, repayment of amounts outstanding under its other Credit Facilities, repayment of indebtedness and/or amortization payments.

         On November 7, 1997, the Operating Partnership borrowed $85 million from the $150 million Credit Facility and paid off and canceled the $50 million Credit Facility and paid off the $40 million Credit Facility. The interest rate on the $85 million was locked in at 90 basis points above the one month LIBOR rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company completed its initial public offering on January 21, 1994, and conducts all of its business operations through its 83% controlling general partner interest in Price Development Company, Limited Partnership ("the Operating Partnership").

         The Company is a fully integrated, self administered and self-managed real estate investment trust ("REIT") primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 46 properties, including 14 enclosed regional malls, 24 community centers, two freestanding retail properties and six mixed-use commercial properties.

         The Company's financial condition and results of operations were positively impacted by the Operating Partnerships's April 1996 acquisition of the Grand Teton Mall, June 1997 acquisitions of Silver Lake Mall and Visalia Mall, and the August 13, 1997 opening of the Spokane Valley Mall as well as its other development activities which added a combined 2,022,000 square feet of gross leasable area ("GLA") to the retail portfolio and 24,000 square feet of GLA to the commercial portfolio.

          The Company completed an additional public offering in January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of its common stock.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS
ENDED SEPTEMBER 30, 1996 (DOLLARS IN THOUSANDS).

         Total revenues for the nine months ended September 30, 1997 increased $4,919 or 9% to $58,765 as compared to $53,846 in 1996. This increase is primarily attributable to a $3,321 or 9% increase in minimum rents to $41,761 as compared to $38,440 in 1996. Additionally, other income increased $370 due to development and leasing fees relating to the opening of the Spokane
    Valley Mall.

         The increase in minimum rents was primarily due to the April 1996 acquisition of the Grand Teton Mall and the June 1997 acquisitions of Silver Lake Mall and Visalia Mall, the August 13, 1997 opening of Spokane Valley Mall offset somewhat by certain unexpected vacancies in the retail and commercial properties.

         Recoveries from tenants increased $1,385 or 12% to $12,911 as compared to $11,526 in 1996. Operating and maintenance increased $840 or 10% and real estate taxes and insurance increased $81. These increases are mainly due to the 1996 acquisition of Grand Teton Mall property acquisition and the June 1997 acquisitions of Silver Lake Mall and Visalia Mall. Grand Teton Mall, Silver Lake Mall, Visalia Mall and
    Spokane Valley Mall had tenant recoveries of $1,286 and operating and maintenance, real estate taxes and insurance of $1,330. Recoveries from tenants as a percentage of property operating expenses for the nine months ended September 30, 1997 were 84% compared to 80% in 1996.

         General and administrative expenses increased $234 or 6% to 4,014 as compared to $3,780. The main increase is the result of increased payroll costs from additional personnel added to support the Company's growth.

         Depreciation and amortization increased $653 or 7% to $9,576 as compared to $8,923 in 1996. This increase is primarily due to the acquisitions of Grand Teton Mall, Silver Lake Mall, Visalia Mall, the opening of the Spokane Valley Mall and tenant allowances given on existing GLA.

         Interest expense increased $204 or 4% to $5,899 as compared to $5,695 in 1996. This increase was primarily a result of borrowings to acquire Silver Lake Mall, Visalia Mall and borrowings to construct Spokane Valley Mall. The increase is offset by interest in 1996 on Grand Teton Mall purchase. The debt was repaid in February 1997 (Note 2).

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996 (DOLLARS IN THOUSANDS)

     Total revenues for the three months ended September 30, 1997 increased $3,276 or 18% to $21,773 as compared to $18,497 in 1996.
     This increase is attributable to a $2,262 or 17% increase in minimum rents to $15,313 as compared to $13,051 in 1996. Additionally, percentage and overage rents increased $66 or 6% to $1,095 as compared to $1,029 in 1996. Other income increased $347 due to a development and leasing fees relating to the opening of the Spokane Valley Mall.

         The June 1997 acquisitions of the Silver Lake Mall and Visalia Mall and the August 13, 1997 opening of Spokane Valley Mall offset by the impact of certain unexpected vacancies in retail and commercial properties, was the primary reason for the quarterly minimum rent increase and to the quarterly percentage and overage rent amount.
     The Company's retail properties operating revenues decreased $125 for the three months ended September 30, 1997 as a result of lease rejections by Ernst Home Centers, Inc. (February 16, 1997) and Best Products Co., Inc. (May 26, 1997) in their bankruptcy proceedings.
     The vacancies in the commercial properties resulted in a $31 decrease in operating revenues for the quarter.

         Recoveries from tenants increased $666 to $4,858 as compared to $4,192 in 1996. Operating and maintenance increased $753 or 26% and real estate taxes and insurance increased $100 or 5%. These increases are due to the acquisitions of Silver Lake Mall, Visalia Mall and the opening of the Spokane Valley Mall. Recoveries from tenants as a percentage of property operating expenses for the three months ended September 30, 1997 were 83% compared to 83% in 1996.

         General and administrative expenses increased $256 to $1,446 compared to $1,190 in 1996. The main increase is the result of increased payroll costs from additional personnel added to support the Company's growth.

        Depreciation increased $455 or 17% to $3,092 as compared to $2,637 in 1996. This increase is primarily due to the acquisitions of Silver Lake Mall and Visalia Mall and the August 13, 1997 opening of the Spokane Valley Mall and the tenant allowances given on existing GLA.

         Interest expense increased $599 or 28% to $2,733 as compared to $2,134 in 1996. This increase was primarily a result of borrowings to acquire Silver Lake Mall, Visalia Mall and borrowings to construct Spokane Valley Mall. The increase is offset by interest in 1996 on Grand Teton Mall purchase. The debt was repaid in February 1997 (Note 2).


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of capital resources have historically been for distributions, acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company, is among other things, required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. During the quarter ended September 30, 1997, the Company declared a distribution of $.435 per share and OP units payable October 21, 1997 to the shareholders and unit holders of record as of October
     3, 1997.

         The Company's principal source of capital is its cash flow from operations generated from its real estate investments. As of September 30, 1997, the Company's cash and restricted cash amounted to approximately $5.3 million. In addition to its cash and restricted cash, unused capacity under its Credit Facilities totaled $7.5 million at September 30, 1997. Additionally, the Company entered into a new $150 million unsecured Credit
     Facility (Note 7) which will replace both of its previous
     Credit Facilities thereby providing a total unused capacity of $65 million. On January 28, 1997, the Company completed an additional public offering of 1,500,000 shares of common stock, raising approximately $40.7 million in gross proceeds. The proceeds to the Company of approximately $38.8 million were used to pay costs of the offering and to reduce outstanding borrowings under the Credit Facilities by approximately $38.6 million.

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

         An additional long-term capital need of the Company is the construction of the regional mall in Spokane, Washington, through its Consolidated Partnership, Spokane Mall Development Co. Limited.
     On July 30, 1996, the Consolidated Partnership entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. The Mall opened August 13, 1997 and contains approximately 714,000 square feet of total gross leasable area. Continued payments for initial tenant construction allowances and completion of construction will increase borrowings on the loan. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and amount of the construction facility is comprised of cost incurred to date for the purchase of land and payment of fees and other development costs. As of September 30, 1997 borrowings on the loan were approximately
     $36.3 million.

         The Operating Partnership has initiated the development of an enclosed regional mall in Provo, Utah through its Consolidated Partnership Provo Mall Development Co. Ltd. The Provo project will also represent a future long-term capital need for the Company. The Company expects to fund this project through advances under its Credit Facilities in combination with construction financing. The availability of financing and the status of other projects will influence the Operating Partnership's decision to proceed with, and the pace of, the Provo project.

         The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the Credit Facilities, together with equity and debt offerings and individual property financings.

         On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission for the purposse of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership.

         The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from its Credit Facilities as well as other debt and equity financings, including public financing, in a manner consistent with its intention to operate with a conservative debt-to-total market capitalization ratio of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 28% as September 30, 1997.

     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical fact are forward looking statements within the meaning of Section 27A of the Securities
     Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, budgets, estimates, and contemplations. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement.
     It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, laws and regulations, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development, redevelopment or expansion of properties.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

                                PART II

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

              The Company is not aware of any pending or threatened litigation at this time that will have a material adverse effect on the Company or any of its properties.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Exhibit
          Number                Description
          ---------------------------------

          3.1  Amended and Restated Articles of Incorporation the Company
               (3(a))*
          3.2  Amended and Restated Bylaws of the Company (3(b))**
          4.1  Specimen of Common Stock Certificate (4)*
         10.1  Amended and Restated Agreement of Limited
               Partnership of Price. Development Company, Limited Partnership (10(a))*
         10.2 Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
         10.3 Loan Agreements related to Mortgage Debt and related documents (10(c))*
               i) Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price Financing Partnership, L.P.
              ii)   Intentionally Omitted
             iii)   Indenture between Price Capital Corp. and a Trustee
              iv) Limited Guarantee Agreement (Guarantee of Collection) for outside investors
               v) Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
              vi)   Cash Collateral Account Security, Pledge and
                    Assignment Agreement among Price Financing
                    Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
             vii) Note Issuance Agency Agreement between Price Capital Corp. and Price Financing Partnership, L.P.
            viii) Management and Leasing Agreement among Price Financing Partnership, L.P. and Price Development Company,
                    Limited Partnership
              ix) Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
         10.4  Employment and Non-Competition Agreement between the
               Company and John Price (10(d))*
         10.5  Indemnification Agreement for Directors and Officers (10(f))*
         10.6 Registration Rights Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))*
         10.7  Amendment No. 1 to Registration Rights Agreement, dated
               August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership***
         10.8  Exchange Agreement among the Company and the Limited
               Partners of Price Development Company, Limited
               Partnership (10(g))*
         10.9  1993 Stock Option Plan (10(i))*
        10.10  Amendment to Groundlease between Price Development
               Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))*
        10.11 Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979. Groundlease for Anaheim Plaza) (10(k))*
        10.12  Indenture of Lease between Ambrose and Zelda Motta and
               Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto.
               (Groundlease for Fort Union Plaza)(10(l))*
        10.13 Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont)(10(m))*
        10.14 Groundlease between Aldo Rossi and Price Development Company, Dated June 1, 1989, and related documents. (Groundlease for Halsey Crossing) (10(n))*
        10.15  Loan Agreements related to 1995 Credit Facility ***
               i) Credit Agreement, dated March 8, 1995, between Price Development Company, Limited Partnership and Lexington Mortgage Company
              ii)   Note dated March 8, 1995
             iii) Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
              iv) Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah, N.A. and Lexington Mortgage Company
               v) Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc. and Capital Market Assurance Corporation
              vi) Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement dated June 29, 1995

--------------------------------
*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.

**Documents were previously filed with the Company's first quarter 1997 10-Q and are incorporated herein by reference.

***Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

          (b)  Current Reports on Form 8-K

               The Company filed on September 11, 1997, a Report on Form 8-K dated September 11, 1997 and filed September 11, 1997 reporting the pro forma information for the six-months ended June 30, 1997.

               The Financial Statements Filed Were As Follows:

               JP Realty, Inc.
               Pro Forma - Unaudited:
               Condensed Consolidated Statement of Operations for the Six-Month Period Ended June 30, 1997. Pro Forma
               Statement of Taxable Net Operating Income and Operating Funds Available.

             vii)   Reaffirmation of Guaranty dated June 29, 1995

                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             JP REALTY, INC.
                              (Registrant)



       November 13, 1997           /S/ G. Rex Frazier
---------------------------------  --------------------
           (Date)                  G. Rex Frazier
                                   President, Chief Operating
                                   Officer, and Director



       November 13, 1997           /S/ M. Scott Collins
---------------------------------  --------------------
           (Date)                  M. Scott Collins
                                   Vice President--
                                   Chief Financial Officer
                                   (Principal Financial
                                   & Accounting Officer)