Form 10-K/A
period 1996-12-31
JP REALTY INC
filed 1997-11-14
CIK 912080

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                         FORM 10-K/A No. 2
                         (AMENDMENT NO. 2
                           TO FORM 10-K)

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


               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's proxy statement for the 1997
Annual Meeting of Stockholders to be held on April 30, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K/A No. 2.

     Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report of Form 10-K/A No. 2 and the information incorporated by reference herein may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of JP Realty, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANTS

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K/A No. 2.


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

     Information regarding Executive Officers appears at Item 4A of
Part I of this Form 10-K/A No. 2.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FORMATION TRANSACTIONS

     The Company commenced operations in January 1994 upon completion of a series of transactions intended to allow it to reorganize and continue the business of the Predecessor Companies, which were affiliated with John Price, Chairman of the Board of Directors and Chief Executive Officer of the Company. Under the reorganization, certain properties (or interest therein) were transferred to PDC. Immediately prior to the closing of the initial public offering of the Company (the "IPO"), certain Predecessor Companies owed approximately $30.8 million to Fairfax, a company which is wholly owned by John Price and is the company through which the principal operations of the Predecessor Companies were conducted. Fairfax borrowed funds from third-party lenders in order to provide loans to these Predecessor Companies during the development and lease-up periods of certain properties. Upon closing of the IPO, PDC repaid (out of proceeds from the IPO) that amount of principal plus accrued interest that Fairfax owed to third-party lenders as of such date. The remaining debt was contributed by Fairfax to (i) the Company in exchange for 200,000 shares of Price Group Stock and (ii) PDC in exchange for 250,400 PDC Units.

MANAGEMENT CONTRACTS

     The Company provides third-party management services for certain properties owned directly or indirectly by John Price as follows: (1) an office building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $114,000 in 1996 (Fairfax is a general partner of the owner of this building); (ii) a commercial building in Layton, Utah, the owner of which paid the Company a management fee of $21,000 in 1996; and (iii) a commercial building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $3,000 in 1996 (John Price is the general partner of the owner of this building).

MANAGEMENT AGREEMENT

     Pursuant to a management agreement between the Company and Fairfax, the Company provides certain management and accounting services to Fairfax. In consideration for such services, the Company was paid a management fee by Fairfax of approximately $72,000, $72,000 and $68,000 in 1996, 1995 and 1994,
respectively.

COMPUTER SERVICES

    The Company receives computer services from Alta Computer Services, Inc. ("Alta"), which is majority owned by John Price (Chairman of the Board of Directors and Chief Executive Officer of the Company), Warren P. King (director of the Company) and Sam W. Souvall (director of the Company).
In consideration for such services, the Company paid Alta a service fee of $194,000, $196,000 and $208,000 in 1996, 1995 and 1994, respectively.

RECEIPT OF EQUITY INTERESTS BY MANAGEMENT

     Of the PDC Units issued in the formation of the Company, 2,964,385 PDC Units (having a value of $51.8 million based on the price of the shares of Common Stock in the IPO) were allocated directly or indirectly to certain executive officers and directors of the Company, including entities they control and trusts established for members of their immediate families, as follows: John Price (2,746,184 PDC Units): G. Rex Frazier (31,831 PDC Units); Paul K. Mendenhall (7,112 PDC Units); Martin G. Peterson (20,134 PDC Units):
Thomas L. Mulkey (3,291 PDC Units); Greg Curtis (2,975 PDC Units); David R. Sabey (1,595 PDC Units); Warren P. King (126,297 PDC Units); and Sam W. Souvall (23,371 PDC Units).

BOISE TOWN SQUARE SETTLEMENT

     On March 17, 1997, a settlement agreement was entered into by the Company, Boise Mall Development Company, Ltd., a Utah partnership which is beneficially owned by, among others, John Price (Chairman of the Board of Directors and Chief Executive Officer of the Company), G. Rex Frazier (President and Chief Operating Officer and director of the Company), Paul K. Mendenhall (Vice President--Finance and Secretary of the Company), Martin G. Peterson (Vice President--Administration of the Company), Greg Curtis (Vice President-- Management of the Company), Warren P. King (director of the Company), Fairfax and JPET II Company, Ltd. (a limited partnership in which Mr. Price is the sole general partner ("JPET")) and which contributed Boise Towne Square to the Company ("BMDC"), and the successor to the company that owned a certain parcel adjacent to Boise Town Square (the "Prior Owner"), which parcel is believed to be the source of an environmental contaminant that has been found to effect Boise Towne Square as well as certain other adjacent parcels. The settlement agreement, which was approved by the unanimous vote of the independent directors of the Board of Directors of the Company, memorializes the final settlement of all claims that the Company and BMDC have against the Prior Owner relating to the environmental condition existing at Boise Town Square. In connection with the settlement agreement, BMDC, which retained all claims of an environmental nature with respect to Boise Towne Square that it held on the date of the contribution of such property to the Company, will receive a cash payment totaling $4.5 million for its prior damages. In addition, the Company will receive a cash payment of $1.1 million which is intended to defray, based on independent studies of the condition, the additional costs that may be incurred by the Company in any future expansion of Boise Town Square as a result of such environmental condition and to reimburse the Company for certain sums escrowed at the time of, and in connection with, its formation and the closing of the IPO. In addition, the Company has received from the Prior Owner a broad indemnification relating to such environmental condition as well as a covenant to complete the ongoing remediation of such environmental condition.


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

   (a)    (1) and (2) Financial Statements and Financial Statements
          Schedules

          See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K/A No. 2

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

Date:  November 14, 1997

               ---------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                   Title                  Date
          ---                    -----                  ----


 /s/ G. Rex Frazier          President, Chief     November 14, 1997
-----------------------      Operating Officer &
 G. Rex Frazier              Director


/s/ M. Scott Collins         Vice President--Chief November 14, 1997
-----------------------      Financing Officer &
 M. Scott Collins            Treasurer (Principal
                             Financial & Accounting
                             Officer)

  /s/ Warren P. King         Director              November 14, 1997
----------------------
 Warren P. King


   /s/ Sam W. Souvall        Director              November 14, 1997
---------------------
 Sam W. Souvall


 /s/ James A. Anderson      Director               November 14, 1997
----------------------
 James A. Anderson

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

                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form
S-3 (No. 33-93752 and No. 333-3624, No. 333-34835 and No.
333-34835-01) and the Registration Statement of Form S-8 (No.333-3550) of JP Realty, Inc. of our further report dated January 29, 1997 appearing on page F-2 of this Form 10-K and as amended on November 14, 1997.

/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Salt Lake City, Utah
November 14, 1997

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

