Form 10-K
period 1997-12-31
JP REALTY INC
filed 1998-03-20
CIK 912080

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended December 31, 1997

                                              OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              (NO FEE REQUIRED)

             For the transition period from _________ to __________

                         Commission file number 1-12560

                                JP REALTY, INC.
            ______________________________________________________
            (Exact Name of Registrant as Specified in Its Charter)

               MARYLAND                          87-0515088
            ____________________________________________________
       (State of Incorporation)                (IRS Employer
                                           Identification Number)

               35 CENTURY PARK-WAY, SALT LAKE CITY, UTAH 84115
          __________________________________________________________
         (Address of Principal Executive Offices, Including Zip Code)

      Registrant's Telephone Number, Including Area Code  (801) 486-3911
                                                          --------------
       Securities registered pursuant to Section 12(b) of the Act:


           TITLE OF EACH CLASS                      Name of each exchange
Common Stock, par value $.0001 per share            on which registered
                                                   ---------------------
                                                    New York Stock Exchange

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

      Indicate  by check mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $433,271,925 as of March 10, 1998. The aggregate market value has been computed based on a price of $25 per share, the closing price of the stock on the New York Stock Exchange on March 10, 1998.

                         Shares Outstanding at March 10, 1998
            17,416,952 Shares of Common Stock, par value $.0001 per share.
           200,000 Shares of Price Group Stock, par value $.0001 per share.

                          DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant's proxy statement for the 1998 Annual Meeting of Stockholders scheduled to be held on April 29, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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


                                        PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

      General

      JP  Realty,  Inc.  (together  with  its subsidiaries, the "Company"), the
sole general  partner  of  Price  Development  Company,   Limited  Partnership
(the"Operating Partnership"), is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") primarily engaged in the business of owning, leasing, managing, operating, developing, redeveloping and acquiring malls, community centers and other commercial and retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the
"Intermountain Region"), as well as in Oregon, Washington and California.   The
Company was formed on September 8, 1993 to continue and expand the business, commenced in 1957, of certain companies (the "Predecessor Companies") affliated with John Price, Chairman of the Board and Chief Executive Officer of the Company. As of December 31, 1997, the Company, through the Operating Partnership, held a portfolio consisting of 48 properties ("Properties"), including 15 enclosed regional malls, 25 community centers and two free-standing retail properties located in ten states and six mixed-use commercial properties located primarily in the Salt Lake City, Utah metropolitan area. Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the Intermountain Region than any other developer having constructed, developed or redeveloped 11 malls in the region (as well as three other malls in Oregon and Washington).


      Based on gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's properties or "Total GLA"), the Company owns and operates the largest retail property portfolio in each of the states of Utah, Idaho and Wyoming, and is the leading owner and operator of retail shopping center properties throughout the Intermountain Region. As of December 31, 1997, the Company's retail portfolio contained an aggregate of 10,909,652 square feet of Total GLA and its commercial portfolio contained an aggregate of 1,417,667 square feet of gross leasable area (Company-owned leasable area within the Company's properties or "GLA"). Based on Total GLA, the Company's retail properties were approximately 94% leased as of December 31, 1997, and, based on GLA, its commercial properties were approximately
92% leased as of that date. For the year ended December 31, 1997, the retail properites and the commerical properities contributed approximately 90.5% and 9.5%, respectively, to the Company's consolidated net operating income.

      The Company's strategy is to extend its dominant market position in the Intermountain Region, and to continue to achieve cash flow growth and enhance the value of the Properties by increasing their rental income and net operating income over time. The Company expects to achieve rental income and net operating income growth through (i) contractual rent increases, which are included in substantially all existing leases for the Properties, (ii) re-leasing available space at higher rent levels and (iii) selectively renovating, expanding and redeveloping the Properties. In order to extend its market position, the Company expects to concentrate its acquisition and other development activities in the Western States.

      In January, 1994, the Company completed a series of transactions intended to allow it to reorganize and continue the business of the Predecessor Companies through the Operating Partnership. As part of these transactions, the Company issued 13,029,500 shares of common stock ("Common Stock") in a public offering (the "Offering"), issued 200,000 shares of Price Group Stock to Fairfax Realty, Inc. ("Fairfax"), a company controlled by John Price, and incurred $95 million in fixed rate mortgage debt (the "Mortgage Debt") together with $9 million in additional mortgage debt (the "Additional Mortgage Debt"). Net proceeds of the sale of Common Stock were used by the Company to purchase its general partner interest in the Operating Partnership, which in turn utilized such proceeds, together with the net proceeds from the Mortgage Debt and the Additional Mortgage Debt, to (i) retire substantially all of the then existing mortgage debt encumbering 38 of the Properties and other borrowings relating to such Properties, (ii) purchase the equity interests held by two partners in Cottonwood Mall and (iii) invest an additional $4 million in the development project for the regional mall being developed in Spokane, Washington.

      In August, 1995, the Company completed an additional public offering (the "1995 Offering") raising approximately $56.4 million in gross proceeds through
the sale of 2,750,000  shares  of  Common  Stock.   The  Company  used  the net
proceeds  raised  in  the  1995 Offering to purchase additional general partner
interest ("OP Units") in the Operating Partnership.   The Operating Partnership
utilized $47 million of these funds to repay borrowings under a credit facility, which borrowings were incurred to fund the June 1995 acquisitions of the Eastridge Mall and Animas Valley Mall.

     On January 28, 1997, JP Realty, Inc. completed a public offering of 1,500,000 shares of Common Stock, raising approximately $38.8 million in net proceeds. The Operating Partnership, which received the net proceeds from JP Realty, Inc., in exchange for OP Units, used such proceeds to reduce outstanding borrowings under the credit facilities.

     On October 16, 1997, the Company entered into a $150.0 million unsecured credit facility (the "1997 Credit Facility") with a syndicate of banks. The Company used borrowings under the 1997 Credit Facility to repay $67.1 million outstanding under its two then-existing credit facilities, a $40.0 million credit facility (the "1996 Credit Facility") and a $50.0 million credit facility (the "1995 Credit Facility"). On December 18, 1997, the Company increased the total amount available under the 1997 Credit Facility to $200.0 million. The 1997 Credit Facility bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the Federal Funds Rate plus 50 basis points or the prime rate, (ii) LIBOR plus a spread of 70 to 130 basis points based on the credit rating of the Operating Partnership (which resulted in a spread of 90 basis points at December 31, 1997) or (iii) LIBOR plus a spread as offered by the participating banks under a one to three month bid rate auction option. The 1997 Credit Facility has a term of three years and provides for monthly payments of interest only. The weighted average interest rate paid on 1997 borrowings under the 1997 Credit Facility was 6.75%, and the balance outstanding at December 31, 1997 was $127.0 million. The 1997 Credit Facility is available for general corporate purposes, including development, working capital, equity investments, repayment of indebtedness and/or amortization payments.

     Each of the Company's regional malls is the premier and dominant mall and, in some cases, the only mall within its trade area and is generally considered to be the financial, economic and social center for a given geographic area. The trade areas surrounding the Company's malls have a drawing radius, depending on the mall, ranging from five to over 150 miles. The malls have attracted as anchor tenants some of the leading national and regional retail companies such as JCPenney, Nordstrom, Wal-Mart, The Bon Marche, Sears, Dillard's, Mervyn's and ZCMI. The 15 regional malls in the portfolio contain and aggregate of approximately 7,745,000 square feet of Total GLA and range in size from approximately 296,000 to 876,000 square
feet  of  Total  GLA.   The  community  center  portfolio  consists  of  25
Properties in seven states containing over 3,159,000  square feet of Total
GLA.    The   two  freestanding  retail  properties  contain  a  total   of
approximately 5,000 square feet of GLA. The commercial portfolio, which includes 40 commercial buildings containing approximately 1,418,000 square feet of GLA, is primarily located in the Salt Lake City, Utah area where the Company's headquarters are located.

Properties

The following tables set forth certain information relating to the Properties, all of which (except as otherwise indicated) are 100% owned by the Operating Partnership. The Company believes that all such Properties are adequately covered by insurance.

                                                Retail Properties
                                                  Occupancy As Of
                                                    12/31/97
                                                ---------------
                               Free                                                 Based
                             Standing   Tenant            Total          Tenant      On    Based  Tenant  Owner-
                    Property Stores(2) Shops(3) Anchors  GLA(4)  GLA(5)  Owned      Total   On     Shop    Ship
Property  Location  Type (1) (Sq. Ft.)(Sq. Ft.)(Sq. Ft) (Sq.Ft.) (Sq.Ft) (Sq.Ft.)    GLA    GLA    Space  Type(6)   Anchors
--------  --------  -------- -------- -------- -------- ------- -------  -------   ------  ------ ------- --------  -------
Utah
----
Bank One   Nephi      FR        3,590       --       --   3,590   3,590       --     100.0% 100.0%    --    Fee     None

Cache
Valley
Mall(7)    Logan      RM       30,120   96,839  182,889 309,848 307,348    2,500      95.2%  95.2%  84.7%   Fee     JCPenney,
                                                                                                                    ZCMI,
                                                                                                                    Lamonts
Cottonwood
Mall(7)    Salt Lake
           City       RM       53,300  321,314  379,508 754,122 754,122       --      93.5%  93.5%  84.7% Fee/GL(8) JCPenney,
                                                                                                                    ZCMI
Cottonwood
Square     Salt Lake
           City       CC           --   35,371   41,612  76,983  76,983       --      93.3%  93.3%  85.4%   Fee/GL  Albertsons

Fort Union
Plaza      Salt Lake
           City       CC       29,240       --       --  29,240  29,240       --     100.0% 100.0%    --     GL     None

Gateway
Crossing   Bountiful  CC       35,620   65,932  174,047 275,599 145,639  129,960(9)  100.0% 100.0% 100.0%   Fee     Ernst
                                                                                                                    Home
                                                                                                                    Center(10),
                                                                                                                    ShopKo,
                                                                                                                    TJ Maxx
North
Temple
Shops      Salt Lake
           City       CC           --   10,085       --  10,085  10,085       --(11) 100.0% 100.0% 100.0%   Fee     Albertsons,
                                                                                                                    Payless Drug
Orem
Plaza-
Center
St.        Orem       CC       15,491   18,814   62,420  96,725  91,125    5,600     100.0% 100.0% 100.0%   Fee     Savers,
                                                                                                                   Showbiz Pizza
Orem
Plaza-
State
St.        Orem       CC        8,045   19,057       --  27,102  27,102       --(12)  89.3%  89.3%  84.8%   Fee     Payless Drug

Plaza
9400       Sandy      CC       34,510   55,445  136,745 226,700 226,700       --     100.0% 100.0% 100.0%    GL     Albertsons,
                                                                                                                    Fred Meyer,
                                                                                                                    Pep Boys
Red
Cliffs
Mall(7)    St. George RM       12,500   90,872  203,338 306,710 192,439  114,271(13)  97.4%  95.8%  91.2%   Fee     JCPenney,
                                                                                                                    ZCMI,
                                                                                                                    Wal-Mart
Red
Cliffs
Plaza      St. George CC        9,327       --   46,626  55,953  46,626    9,327      16.7%    --      --   Fee     Ernst
                                                                                                                    Home
                                                                                                                    Center(14)
River
Pointe
Plaza     West Jordan CC       18,522   56,120  135,707 210,349  56,120  154,229(15)  98.5%  94.3%  94.3%   Fee     Albertsons,
                                                                                                                    ShopKo

                                                Retail Properties - (continued)
                                                         Occupancy As Of
                                                             12/31/97
                                                         ---------------
                               Free                                                 Based
                             Standing   Tenant            Total          Tenant      on    Based  Tenant  Owner-
                    Property Stores(2) Shops(3) Anchors  GLA(4)  GLA(5)  Owned      Total   on     Shop    Ship
Property  Location  Type (1) (Sq. Ft.)(Sq. Ft.)(Sq. Ftq (Sq.Ft) (Sq.Ft) (Sq.Ft.)     GLA    GLA    Space  Type(6)   Anchors
--------  --------  -------- -------- -------- -------- ------- -------  -------   ------  ------ ------- --------  -------
Utah
----
(continued)
---------
Riverside
Plaza      Provo      CC       10,050   11,363  156,454 177,867 174,867    3,000      65.7%  65.1%  84.8% Fee       Best
                                                                                                                    Products(16)
                                                                                                                    Payless Drug,
                                                                                                                    McFrugals,
                                                                                                                    Mini World
University
Crossing   Orem       CC       33,401   38,551  128,091 200,043 199,143      900     100.0% 100.0% 100.0% Fee       Burlington
                                                                                                                    Coat(17),
                                                                                                                    Office Max(18),
                                                                                                                    CompUSA
Idaho
-----
Alameda
Plaza      Pocatello  CC       19,049   27,346  143,946 190,341 190,341       --     100.0% 100.0% 100.0% Fee       Albertsons,
                                                                                                                    Fred Meyer

Baskin
Robbins
17th
Street     Idaho
           Falls      FR        1,761       --       --   1,761   1,761       --     100.0% 100.0%     -- Fee       None

Boise
Towne
Square(7)  Boise      RM       84,418  339,050  452,037 875,505 480,368  395,137(19)  98.0%  96.4%  94.9% Fee/GL(20)JCPenney,
                                                                                                                    Sears, The
                                                                                                                    Bon Marche,
Boise
Plaza      Boise      CC           --       --  108,464 108,464 108,464       --     100.0% 100.0%     -- PI(21)    Burlington
                                                                                                                    Coat(17),
                                                                                                                    Albertsons
Boise
Towne
Plaza      Boise      CC           --       --   76,414  76,414  76,414       --     100.0% 100.0%     -- Fee       Circuit City,
                                                                                                                    Linens' n
                                                                                                                    Things
Grand
Teton
Mall       Idaho
           Falls      RM       29,089  172,056  323,925 525,070 519,450    5,620      94.1%  94.0%  81.9% Fee       JCPenney,
                                                                                                                    Sears, ZCMI,
                                                                                                                    The Bon
                                                                                                                    Marche
Pine
Ridge
Mall(7)    Pocatello  RM       25,818  148,976  436,528 611,322 499,822  111,500(9)   96.1%  95.2%  84.0% Fee/GL(22)JCPenney,
                                                                                                                    ZCMI,
                                                                                                                    The Bon Marche,
                                                                                                                    Sears, ShopKo
Silver
Lake
Mall(7)    Coeur
           d'Alene    RM       20,090   97,164  217,493 334,747 327,811    6,936      99.1%  99.1%  96.9% Fee       JCPenney,
                                                                                                                    Sears,
                                                                                                                    Emporium,
                                                                                                                    Lamonts
Twin
Falls
Crossing   Twin
           Falls      CC           --       --   37,680  37,680  37,680       --     100.0% 100.0%     -- Fee       None(23)

Yellow-
stone
Square     Idaho
           Falls      CC       16,865   38,950  166,733 222,548 220,748    1,800      87.6%  87.5%  59.5% PI(24)   Albertsons,
                                                                                                                   Fred Meyer
Washington
----------
Spokane
Valley
Mall(7)    Spokane    RM       46,125  273,673  369,184 688,982 447,405  241,577(25)  89.0%  83.1%  72.4% Fee       JCPenney,
                                                                                                                    Sears,
                                                                                                                    The Bon
                                                                                                                    Marche

                                                             Retail Properties - (contained)
                                                              Occupancy as of
                                                                  12/31/97
                                                              ---------------
                               Free                                                 Based
                             Standing   Tenant           Total          Tenant       on    Based  Tenant  Owner-
                    Property Stores(2) Shops(3) Anchors  GLA(4)  GLA(5)  Owned      Total   on     Shop    Ship
Property  Location  Type (1) (Sq. Ft.)(Sq. Ft.)(Sq. Ft) (Sq.Ft) (Sq.Ft) (Sq.Ft.)     GLA    GLA    Space  Type(6)   Anchors
--------  --------  -------- -------- -------- -------- ------- -------  -------   ------  ------ ------- --------  -------
Washington
(Continued)
----------
Three
Rivers
Mall(7)    Kelso      RM      199,623  126,674  188,076 514,373 345,566  168,807(26)  97.3%  96.0%  89.1% Fee       JCPenney,
                                                                                                                    Sears,
                                                                                                                    The Bon Marche,
                                                                                                                    Emporium
Oregon
------
Bailey
Hills
Plaza      Eugene     CC       12,000   11,895  155,000 178,895  11,895  167,000(27) 100.0% 100.0% 100.0% Fee       Safeway,
                                                                                                                    ShopKo

Division
Crossing   Portland   CC        2,589   24,091   67,960  94,640  92,051    2,589      91.5%  91.3%  66.6% Fee       United Grocers,
                                                                                                                    Payless Drug

Halsey
Crossing   Gresham    CC        9,000   23,071   52,764  84,835   84,835      --      95.3%  95.3%  82.8%  GL       Safeway

Salem
Center     Salem      RM       45,000  167,500  438,000 650,500  212,500 438,000      96.8%  90.2%  87.6% Fee/GL(28)Nordstrom,
                                                                                                                    Meier & Frank
                                                                                                                    JCPenney
Wyoming
-------
Eastridge
Mall       Casper     RM       17,500  264,388  289,796 571,684  495,801  75,883(29)  90.9%  89.5%  80.3% Fee       Target, Sears,
                                                                                                                    JCPenney,
                                                                                                                    The Bon Marche
White
Mountain
Mall(7)    Rock
           Springs    RM       26,025  105,962  208,452 340,439  340,439      --      76.4%  76.4%  75.4% Fee       JCPenney,
                                                                                                                    Herbergers,
                                                                                                                    Wal-Mart
New Mexico
----------
Animas
Valley
Mall       Farmington RM       33,000  221,936  271,155 526,091  466,753  59,338(30)  78.5%  75.8%  71.7% Fee       JCPenney,
                                                                                                                    Sears,
                                                                                                                    Dillard's,
                                                                                                                    Beall's,
                                                                                                                    Best Products
North
Plains
Mall(7)    Clovis     RM       19,076   81,407  195,431 295,914  196,937  98,977(13)  96.3%  94.4%  86.6% Fee       JCPenney,
                                                                                                                    Sears,
                                                                                                                    Wal-Mart,
                                                                                                                    Beall's
Nevada
------
Fremont
Plaza      Las Vegas  CC        6,542   19,643   77,348 103,533  103,533      --     100.0% 100.0% 100.0%  GL       Smith's Food
                                                                                                                    & Drug,
                                                                                                                    Sav-On Drug

Plaza 800  Sparks     CC        5,985   21,846  139,607 167,438  167,438      --      95.7%  95.7%  67.0%  GL       Albertsons,
                                                                                                                    ShopKo

                                                       Retail Properties - (continued)
                                                              Occupancy as of
                                                                  12/31/97
                                                              ---------------
                               Free                                                          Based
                             Standing   Tenant              Total                Tenant       on     Based  Tenant  Owner-
                    Property Stores(2) Shops(3)  Anchors    GLA(4)     GLA(5)    Owned       Total    on     Shops   Ship
Property  Location  Type (1)(Sq. Ft.) (Sq. Ft.) (Sq. Ft)   (Sq.Ft)    (Sq.Ft)   (Sq.Ft.)      GLA     GLA    Space  Type(6) Anchors
--------  --------  -------- -------- --------  --------  ---------- --------- -----------   ------  ------ ------- ------  -------
Colorado
--------
Austin
Bluffs
Plaza      Colorado
           Springs      CC       9,447     35,859    71,543    116,849    78,902    37,947(31) 100.0%  100.0% 100.0%  Fee   Albert-
                                                                                                                            sons,
                                                                                                                            Longs
                                                                                                                            Drug
Arizona
-------
Fry's
Shopping
Plaza      Glendale    CC       8,564     38,781    71,919    119,264   119,264        --       98.0%   98.0%  93.8%  Fee   Fry's

Woodlands
Village    Flagstaff   CC       4,020     43,380   146,898    194,298    91,858   102,440(13)  100.0%  100.0% 100.0%  Fee   Bashas',
                                                                                                                            Wal-Mart

California
----------
Anaheim
Plaza      Anaheim     CC      10,000         --    67,433     77,433    77,433        --      100.0%  100.0%     --  PI(32)(33)

Visalia
Mall       Visalia    RM       8,510    174,206   257,000    439,716   439,716         --       97.8%   97.8%  94.5%  Fee   JC-
           -------  --------- --------- ---------- ---------  ---------     ------- -------  -------  ------- ------        Penney
                                                                                                                            Gotts-
                                                                                                                            chalk's
                             953,812  3,277,617 6,678,223 10,909,652 8,576,314  2,333,338     93.66%  91.94%  85.68%
                             =======  ========= ========= ========== =========  =========     ====== ======= =======

------------------------
(1) Property type definitions are as follows: Regional Mall--RM, Community Centers--CC, Freestanding Retail Properties--FR.
(2) Freestanding stores means leasable buildings or other structures located on a property which are not physically attached to a mall or community center.
(3) Tenant shops means non-anchor retail stores located in a mall or community center.
(4) Represents Operating Partnership-owned leasable area and tenant-owned leasable area within the Properties.
(5) Represents Operating Partnership-owned leasable area within the Properties.
(6) Ownership type definitions are as follows: Fee, Groundlease-GL and Partnership Interest-PI.
(7) Secured Property as of December 31, 1997.
(8) The Operating Partnership owns a ground lease on one-half acre.
(9) Tenant owned space at this Property includes ShopKo.
(10)Ernst Home Center has filed for protection under the United States Bankruptcy Code ("Bankruptcy Code") but continues to be responsible for lease payments and at December 31, 1997 was still paying rent pursuant to the terms of the lease and the Bankruptcy Code.
(11)Tenant-owned space at this Property includes Albertsons and Payless Drug.
(12)Tenant-owned space at this Property includes Payless Drug.
(13)Tenant-owned space at this Property includes Wal-Mart.
(14)Ernst Home Center has filed for protection under the Bankruptcy Code. The trustee in bankruptcy has rejected the terms of the lease and the Company is currently in the process of re-leasing the space.
(15)Tenant-owned space at this Property includes Albertsons and ShopKo.
(16)Best Products has filed for protection under the Bankruptcy Code. The trustee in bankruptcy has rejected the terms of this lease and the Company is currently in the process of re-leasing the space.
(17)The Operating Partnership's lease is with Fred Meyer which subleases the Property space to Burlington Coat.
(18)The Operating Partnership's lease is with Fred Meyer which subleases the space to Burlington Coat. 33.6% of the space represented by the Burlington Coat sublease is further subleased to Office Max.
(19)Tenant-owned space at this Property includes JCPenney, Sears and Mervyn's.
(20)The Operating Partnership owns a ground lease on two acres.

(21)The  Operating  Partnership's   ownership  represents  a  73.3  partnership
    interest in the current fee holder of the property.
(22)The Operating Partnership owns two ground leases on 7.3 acres and 1.2 acres.
(23)The Operating Partnership's lease subleases the Property to several other retailers.
(24)The Operating Partnership's ownership represents a 83.5% partnership interest in the current fee holder of the Property.
(25)Tenant-owned space at this property includes Sears and The Bon Marche.
(26)Tenant-owned space at this Property includes Target and Top Foods.
(27)Tenant-owned space at this Property includes Safeway and ShopKo.
(28)The Operating Partnership  owns  seven  ground leases comprising a total of
    1.58 acres and 2.35 acres in fee.
(29)Tenant-owned space at this Property includes Target.
(30)Tenant-owned space at this Property includes property owned by a third party which leases its space to Best Products.
(31)Tenant-owned space at this Property includes Longs Drugs.
(32)The Operating Partnership's ownership interest represents a 50% partnership interest in the current ground lease holder of the Property.
(33)Anchor space is vacant as of December 31, 1997.

                                         COMMERCIAL PROPERTIES

                                                               Occupancy
                                         Property      GLA     Based on     Ownership
Property                Location         Type(1)     (Sq.Ft)      GLA         Type
--------                --------------   --------   ---------- -----------  ---------
UTAH
----
Price Business Center-
Pioneer Square          Salt Lake City    BP           530,484      97.52%   Fee

Price Business Center-
South Main              Salt Lake City    BP           144,554      96.41%   Fee

Price Business Center-
Timesquare              Salt Lake City    BP           289,423      84.07%   Fee

Sears-Eastbay           Provo             CP            48,880     100.00%   Fee

Price Business Center-
Commerce Park           West Valley City  BP           393,268      89.74%   Fee

IDAHO
-----
Boise/FSB Plaza         Boise             CP            11,058      38.55%   Fee
                                                     ---------  ----------
                                                     1,417,667      92.13%
                                                     =========  ==========

___________________

(1) Property type definitions are as follows: Business Park--BP, Commercial Property--CP.


Significant Properties

     Boise Towne Square contributed in excess of 10% of the Company's total aggregate gross revenue for the year ended December 31, 1997. Additionally, Spokane Valley Mall, comprised in excess of 10% of the Company's assets
the year ended December 31, 1997.   Certain additional information relating to
these Properties is set forth below.

Boise Towne Square

      Boise Towne Square is centrally located in Boise, Idaho adjacent to the
main thoroughfare of the city.   Boise Towne Square was opened by the
Predecessor Companies in October of 1988. Boise Towne Square is the dominant regional mall in its trade area, with several community centers as its major competition. The real estate tax rate on the improvements for the year ended December 31, 1997 was 1.9%, amounting to a total tax of $764,000 for the year.

      The Company leases approximately two acres which is utilized for perimeter parking and landscaping from Union Pacific Railroad Company on a year-to-year basis from December 1 to November 30 at a current rental rate of $21,000 per year. Boise Towne Square is part of the collateral securing the Mortgage Debt and the Company believes it is adequately insured. Depreciation is taken utilizing a straight line method over 40 years with a net book basis of approximately $31,301,000, $32,543,000 and $33,687,000 at December 31,
1997,  1996  and  1995,  respectively.   It is the Company's policy to renovate,
expand and upgrade as warranted by market conditions.

     The Company is currently constructing a 273,000 square foot expansion at the Boise Towne Square which upon completion will include new anchor tenant space for a fifth anchor tenant, additional anchor tenant space for an existing anchor tenant and additional shop tenant space. The project will add approximately 180,000 square feet of Total GLA for Dillards, 30,000 square feet of GLA for the expansion of The Bon Marche department store and approximately 63,000 square feet of GLA for additional shops.

    As of December 31, 1997, 1996 and 1995, Boise Towne Square was 98%, 99% and 98% occupied, respectively, with an average annual rent per square foot of $15.00, $14.80 and $14.65 for the years ended on those respective dates. Its major tenants occupying 10% or more of Total GLA are all department stores and include JCPenney, Sears, The Bon Marche and Mervyn's. JCPenney, Sears and Mervyn's own their own land and buildings and are subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2078, while The Bon Marche's lease is for a term of 20 years, expiring in 2008, with two 20-year extension options. Boise Towne Square's leases will expire on the following schedule:

                                                                 Average
                                                Annualized  Annualized Base      Percentage Of GLA
                                                   Base     Rent Per Square Represented by Expiring Leases
                           Number   Approximate  Rent Under    Foot Under   Assuming No    Assuming Full
Lease Expiration          of Leases    GLA       Expiring      Expiring      Exercise of     Exercise of
Year Ending December 31,  Expiring  Square Feet   Leases        Leases(1)  Renewal Options Renewal Options
------------------------  --------  ----------- ------------  -----------  --------------- ---------------
1998                          41         50,723  $ 1,107,101   $    21.83       10.56%           8.03%
1999                          27         72,434    1,253,000        17.30       15.08            7.94
2000                          28         60,650    1,132,938        18.68       12.63            9.69
2001                          14         43,144      798,535        18.51        8.98            8.84
2002                           8         14,492      228,181        15.75        3.02            1.65
2003                          14         25,795      588,623        22.82        5.37            5.14
2004                           3         10,625      212,214        19.97        2.21            1.93
2005                           1          3,710       68,635        18.50        0.77            0.77
2006                           5         13,525      240,281        17.77        2.82            1.56
2007                           4          9,185      227,900        24.81        1.91            1.91
2008 and thereafter            7        143,287    1,049,756         7.33       29.83            0.41
                           -----     ----------  -----------               ----------       ---------
   Total                     152        447,570                                93.18%          47.87%
                           =====     ==========                            ==========       =========

(1) Excludes tenants paying percentage rents in lieu of minimum rents.

Spokane Valley Mall

     On August 13, 1997, the Company held the grand opening of its Spokane Valley Mall, a two-level, 688,982 square foot regional mall, located on an 85 acre parcel of land overlooking the Spokane River and the Centennial Trail in Spokane, Washington. The mall was 72% leased on August 13, 1997 and was 89% leased on December 31, 1997. Its major tenants occupying 10% or more of Total GLA are department stores and include JCPenney, Sears and The Bon Marche. Sears and The Bon Marche own their own land and buildings and are subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2046, while JCPenney's lease is for a term of 20 years, expiring in 2017, with six, five-year extension options.

Spokane Valley Mall's leases will expire on the following schedule:

                                                                 Average
                                                 Annualized  Annualized Base     Percentage of GLA
                                                    Base     Rent Per Square Represented by Expiring Leases
                            Number   Approximate  Rent Under    Foot Under     Assuming No Assuming Full
Lease Expiration           of Leases    GLA       Expiring      Expiring        Exercise of  Exercise of
Year Ending December 31,   Expiring  Square Feet   Leases       Leases(1)    Renewal Options Renewal Options
------------------------   -------- ------------ ----------- --------------- --------------- ---------------
1999                          1            120    $   15,600  $    130.00            0.03%        0.03%
2000                          9          5,295       159,317        30.09            1.18         1.18
2001                          1            120        14,400       120.00            0.03         0.03
2002                         12         18,971       378,627        19.96            4.24         4.24
2003                          2          1,740        36,656        21.07            0.39         0.39
2004                          2          1,780        43,807        24.61            0.40         0.40
2005                          1            899        22,475        25.00            0.20         0.20
2006                         --             --            --           --              --           --
2007                         30         44,993     1,480,507        32.91           10.06        10.06
2008 and thereafter          17        207,053     1,832,536         8.85           46.28         7.45
                        -------      ---------                               -------------   ----------
   Total                     75        280,971                                      62.81%       23.98%
                         =======      =========                               ============   ==========

(1) Excludes tenants paying percentage rents in lieu of minimum rents.

THE COMPANY'S LARGEST TENANTS

     Large stores (over 20,000 square feet per store) occupy 63.5% of the Total GLA of the Company's regional malls and community centers. The Company's largest tenants include JCPenney, ZCMI, Wal-Mart, The Bon Marche, Sears, Meier & Frank, Mervyn's and Gottschalk's. No tenant represented more than 10% of the Company's total rental revenues (I.E. minimum rents plus percentage rents) for the year ended December 31, 1997.

     ANCHORS

     Regional malls and community centers usually contain one or more large retail companies known as "anchors." Anchors, which include traditional department stores, general merchandise stores, large fashion specialty stores, value oriented specialty stores and discount stores, usually inventory a broad range of products that appeal to many shoppers. Anchors either own their own stores (and sufficient parking) or lease their stores from the owner of the mall or center. Although the rent and other charges paid by anchors are usually much less (on a per square foot basis) than the rent and other charges paid by other tenants, their presence typically attracts many shoppers and enhances the value of a mall or community center.

     Anchor tenants  in  the  regional  malls are JCPenney, ZCMI, Nordstrom,
Wal-Mart, The Bon Marche, Sears, Gottschalk's, ShopKo, The Emporium, Lamonts, Mervyn's, Meier & Frank, Target and Dillard's. Anchors in the
regional  malls  occupy  57.0%  of  Total GLA of the regional  malls.   The
following table summaries the Total GLA owned and leased as of December 31, 1997 by these anchors:

                                                          Anchor                Company-Owned
                  Number of  Company-owned Anchor-Owned Total GLA   Percent     Anchors as
Anchors         Anchor Stores Square Feet  Square Feet Square Feet Total GLA   % Of Revenue(1)
-------         ------------- -----------  ------------ ----------- ---------- ---------------
JCPenney                15         913,188      243,591   1,156,779      9.38%       3.52%

Sears                    9         471,669      227,780     699,499      5.67%       3.10%

The Bon Marche           6         354,794      120,420     475,215      3.85%       3.15%

ZCMI                     5         562,754           --     562,754      4.57%       2.67%

Wal-Mart                 3          86,944      210,128     297,072      2.41%         *

Meier & Frank            1              --      183,500     183,500      1.49%        --

Mervyn's                 2              --      159,648     159,648      1.30%        --

Gottschalk's             1         150,000           --     150,000      1.22%         *

ShopKo                   1              --      111,500     111,500      0.90%        --

The Emporium             2          84,261           --      84,261      0.68%         *

Lamonts                  2          80,953           --      80,953      0.66%         *

Target                   1              --       75,883      75,883      0.62%        --

Dillard's                1          72,212           --      72,212      0.59%         *

Nordstrom                1              --       72,000      72,000      0.58%        --

---------------------------
*  Less than 1%
(1) Revenue defined as minimum rents plus percentage rents

     Anchor tenants occupying the greatest amount of GLA in the Company's community centers are ShopKo, Fred Meyer, Albertsons, Burlington Coat, Safeway, Wal-Mart and Payless Drug Stores. Anchors in the community centers occupy approximately 71.2% of Total GLA of the community centers. The following table summarizes the Total GLA owned and leased as of December 31, 1997 by these anchors:

                                                               Anchor              Company-Owned
                     Number of   Company-Owned Anchor-Owned  Total GLA  Percentage  Anchors As
  Anchor           Anchor Stores  Square Feet  Square Feet  Square Feet  Total GLA % Of Revenue(1)
------------       ------------- ------------- -----------  ----------- ---------- ---------------
ShopKo                   4             104,000     297,140      401,140      3.25%        *

Albertsons               8             269,098     41,407       310,505      2.52%       1.24%

Fred Meyer               3             309,944         --       309,944      2.51%       1.16%

Burlington Coat (2)      2             174,248         --       174,248      1.41%         *

Safeway                  2              52,764     53,000       105,764      0.86%         *

Wal-Mart                 1                  --    102,440       102,440      0.83%         --

Ernst Home Centers(3)    2              94,783         --        94,783      0.77%         *

PayLess Drug             2              70,583         --        70,583      0.57%         *

Best Products(4)         1              59,350         --        59,350      0.48%         *

_________________
*   Less than 1%.
(1) Revenue defined as minimum rents plus percentage rents.
(2) Sublease from Fred Meyer, Inc.
(3) Ernst Home Center has filed for protection under the Bankruptcy Code but continues to be responsible for lease payment pursuant to the terms of the Gateway Crossing lease and the Bankruptcy Code. The Ernst Home Center lease for space at the Red Cliffs Plaza has been rejected and the Company is currently in the process of releasing the space.
(4) Best Products lease for space at the Riverside Plaza has been rejected and the Company is currently in the process of re-leasing the space.

Major Tenants

      Nonanchor  tenants  owned  by  major  national  retail  chains  lease   a
considerable amount of space in the Company's retail properties. Such retail chains include Amcena Corporation (Maurice's), Brown Group (Naturalizer Shoes), Claire's (Claire's Boutique), Edison Brothers (Bakers Shoes, Jeans West, J. Riggings, 5-7-9), Waldenbooks Books, Inc., The Limited (Lane Bryant, Lerner, Limited Express, Victoria's Secret, Bath & Body Works, Structure), May Department Stores (PayLess ShoeSource), Kay-Bee Toys, Wilson's Suede & Leather,
Musicland   Land   Group  (Musicland,  Sam  Goody,  Suncoast  Pictures),  Tandy
Corporation  (Radio  Shack),   Woolworth  Corporation,  (Northern  Reflections,
Afterthoughts, Athletic X-press, Foot Locker, Kinney Shoes, Lady Footlocker, San Francisco Music Box Company), B. Dalton (B. Dalton Bookseller, Barnes & Noble), Charming Shoppes, Inc. (Fashion Bug), Deb Shops, Regis Corporation, Jay Jacobs, County Seat, General Mills (Olive Garden, Red Lobster), Gap Stores, Inc. (Gap, GapKids), The Buckle, Eddie Bauer, Zales Corporation, Gymboree, Fred Meyer, Millers Outpost, Pearle Vision and Pendleton.

LEASES

      Most of the Company's leases are long-term leases that contain fixed base rents and step-ups in rent typically occurring every three to five years. These leases generally pass through to the tenant the tenant's share of common area charges, including insurance costs and real estate taxes. Generally, all of the regional mall leases and certain of the community center leases include roof and structure repair costs in common area charges. The Company's leases also generally provide for additional rents based on a percentage of tenant sales. For the years ended December 31, 1996 and 1997, such percentage rents accounted for approximately 7.2% and 6.1% respectively, of total rental income from the Properties owned by the Company during such periods.

The following table sets forth information relating to the rental revenue from the Properties for the periods indicated:

                                                   Years Ended December 31,
                                       ----------------------------------------------
     Property Type                        1997     1996      1995     1994    1993
     -------------                     --------- --------- -------- -------- --------
                                                    (Dollars in thousands)
Regional Malls                          $ 44,005  $ 36,286 $ 29,299 $ 24,860 $ 22,882
Community Centers and
Free-Standing Retail Properties           13,192    13,591   12,173   10,658    9,453
Commercial Properties                      6,323     6,631    5,633    4,929    4,646
                                        -------- --------- -------- -------- --------
Total                                   $ 63,520 $  56,508 $ 47,105 $ 40,447 $ 36,981
                                        ======== ========= ======== ======== ========

Vacant Space

     Approximately 803,000 square feet, or 6.51%, of Total GLA was vacant as of December 31, 1997. Of this vacant space, approximately 523,000 square feet was in the regional mall portfolio (20% of which is anchor and 80% of which is mall shop space), 168,171 square feet was in the community center portfolio and 111,586 square feet was in the commercial portfolio.

     The following tables set forth information relating to lease expirations for retail store and commercial property leases in effect as of December 31, 1997, over the ten-year period commencing January 1, 1998 and thereafter for large stores (over 20,000 square feet) and small stores (20,000 square feet or less) at the retail properties and for all leases
at the commercial properties.   Unless otherwise indicated, all information
set forth below assumes that none of the tenants exercise renewal options and excludes leases that had not commenced as of December 31, 1997.


                                 Lease Expirations For
                    Retail Store Leases (Over 20,000 Square Feet)
                                                                                            Average
                                                                                         Annualized Base
            Lease Expiration           Number of      Approximate       Annualized Base  Rent Per Square
               Year Ending              Leases          GLA in            Rent Under       Foot Under
              December 31,             Expiring       Square Feet       Expiring Leases Expiring Leases(1)
              ------------             --------       -----------       --------------- ------------------
       1998                                 8            370,846         $    510,121    $      1.38
       1999                                 2            201,690              323,647           1.60
       2000                                 3            119,045              365,534           3.07
       2001                                 9            595,718            1,423,260           2.39
       2002                                 4            231,458              711,643           3.07
       2003                                 3            100,249              303,001           3.02
       2004                                 4            255,669              725,957           2.84
       2005                                 1             33,421              111,605           3.34
       2006                                 3            185,240              562,696           3.04
       2007 and thereafter                 40          2,409,564           11,874,088           4.93
                                       --------       ----------
       Total                               77          4,502,900
                                       ========       ==========

                                Lease Expirations For
                  Retail Store Leases (20,000 Square Feet or Less)
                                                                                            Average
                                                                                         Annualized Base
            Lease Expiration           Number of      Approximate       Annualized Base  Rent Per Square
               Year Ending              Leases          GLA in            Rent Under       Foot Under
              December 31,             Expiring       Square Feet       Expiring Leases Expiring Leases(1)
              ------------             --------       -----------       --------------- ------------------
       1998                               177             294,545        $   3,847,377   $      13.06
       1999                               160             337,915            4,562,648          13.50
       2000                               177             347,098            5,403,907          15.57
       2001                               125             282,675            4,008,790          14.18
       2002                               134             331,438            4,273,324          12.89
       2003                                70             211,116            3,067,072          14.53
       2004                                63             181,666            3,094,598          17.03
       2005                                46             133,587            2,421,583          18.13
       2006                                51             144,223            2,745,303          19.04
       2007 and thereafter                150             509,436            9,418,638          18.49
                                       --------        ----------
       Total                             1,153          2,773,699
                                       ========        ==========

                                Lease Expirations For
                                Commercial Properties
                                                                                             Average
                                                                                         Annualized Base
            Lease Expiration           Number of      Approximate       Annualized Base  Rent Per Square
               Year Ending              Leases          GLA in            Rent Under       Foot Under
              December 31,             Expiring       Square Feet       Expiring Leases Expiring Leases(1)
              ------------             --------       -----------       --------------- -----------------
       1998                                15             363,165        $   1,616,563   $       4.45
       1999                                12             195,205              929,800           4.76
       2000                                12             422,641            2,002,513           4.74
       2001                                 3             113,115              922,213           8.15
       2002                                10             170,585            1,174,651           6.89
       2003                                 1              20,988              275,572          13.13
       2004                                 2              28,621              146,464           5.12
       2005                                --                  --                   --             --
       2006                                --                  --                   --             --
       2007 and thereafter                 --                  --                   --             --
                                       --------        ----------
       Total                               55           1,314,320
                                       ========        ==========
_______________

(1) Excludes tenants paying percentage rents in lieu of minimum rents.

     As leases expire, the Company currently expects to be able to increase rental revenue by re-leasing the underlying space (either to a new tenant or to an existing tenant) at rental rates that are at or higher than the existing rates.

Operations and Management

      The Company performs all property management functions for the Properties. At December 31, 1997 the Company had 311 full-time employees devoted exclusively to property management. Each of the regional malls has on-site management and maintenance personnel as well as a marketing staff to assist the mall tenants in promoting and advertising their products. Overall supervision of mall operations, headed by a Director of Enclosed Malls and a Director of Marketing, is conducted in a centralized fashion in order to take advantage of economies of scale and to deliver a uniform presentation of all management functions. The Company's internal property management information system enables it to quickly determine tenant status, tenant gross sales, insurance, and other critical information in order to effectively manage the affairs of its real property portfolio. The data collected regarding percentage sales allows the Company to predict sales, to retain tenants and enhance mall stability.

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

Acquisition Program

      In June 1997, the Company acquired Silver Lake Mall, a 298,711 square foot mall located in Coeur d'Alene, Idaho. The Company, which had held a 30% interest in Silver Lake Mall, Ltd., a limited partnership owning Silver Lake Mall, prior to its acquisition of the mall, acquired the remaining 70% interest in such limited partnership in exchange for 72,000 partnership units ("OP Units") and the assumption of approximately $24.8 million in outstanding indebtedness. Silver Lake Mall is anchored by JCPenney, Sears, Emporium and Lamonts and contains 65 mall shops. Silver Lake Mall was 99% leased as of December 31, 1997.

      In June 1997, the Company also acquired Visalia Mall, a 439,716 square foot mall located in Visalia, California for approximately $38.0 million. Visalia Mall is anchored by JCPenney and Gottschalk's and contains 68 mall shops. Prior to the Company's purchase of Visalia Mall, the mall underwent a major renovation which included the expansion of anchor tenant space, the addition of a new food court, the renovation and expansion of additional tenant shop space and the construction of a new 1,000 stall parking facility. Visalia Mall was 98% leased as of December 31, 1997.

      In December 1997, the Company acquired the Salem Center, a 650,000 square foot enclosed mall located in Salem, Oregon. The Company acquired the Salem Center for approximately $32.0 million of which the Company financed by borrowing under the 1997 Credit Facility and assuming debt for the remainder. Salem Center is located in Salem's downtown business district covering over five contiguous city blocks and is anchored by Nordstrom, Meryvn's, Meier & Frank, JCPenney and a 7-screen, 2,300 seat theater. Salem Center was 97% leased as of December 31, 1997.

Development

     Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the Intermountain Region than any other developer, having constructed, developed or redeveloped 11 malls in the region (as well as three other malls in Oregon and Washington). The Company maintains the in-house capability to bring a project from concept to completion. The Leasing/Development Department had a total of 30 full-time employees at December 31, 1997, including directors of Leasing, Development, Tenant Coordination and Design/Drafting.

     In August 1997, the Company held a grand opening for its development of the Spokane Valley Mall, a two-level, 688,982 square foot regional mall, located on an 85 acre parcel of land overlooking the Spokane River and the Centennial Trail in Spokane, Washington. The mall is anchored by JCPenney, Sears and The Bon Marche and contains 101 mall shops. In addition to the 273,673 square feet of retail mall space, the mall contains a 40,000 square foot 12-screen ACT III theater and seven out-parcel pads for retail and restaurant development.

     In early 1997, the Company began developing Boise Towne Plaza, a 105,664 square foot shopping center located adjacent to Boise Towne Square in Boise, Idaho. The first phase of construction at Boise Towne Plaza, containing 76,414 square feet of retail space, was completed and opened in November 1997. The second phase of construction at Boise Towne Plaza, containing 29,250 square feet of retail space, is expected to be completed in the second quarter of 1998. During 1997, the Company also completed the construction of (i) a 76,411 square foot Sears department store at the Pine Ridge Mall located in Pocatello, Idaho, (ii) a 36,036 square foot addition to the Sears department store at the Silver Lake Mall and (iii) a 5,500 square foot Applebees restaurant at the Animas Valley Mall located in Farmington, New Mexico.

     The Company is currently expanding Boise Towne Square which will add Dillard's as a fifth anchor. The project will add approximately 273,000 Total GLA with approximately 180,000 Total GLA for Dillard's, 30,000 GLA for the expansion of The Bon Marche and approximately 63,000 GLA for additional shops.

     The Company is also developing Provo Towne Centre, a 750,000 square foot enclosed regional mall, located in Provo, Utah. Provo Towne Center will be anchored by JCPenney, Sears, and Dillard's and will include space for
more  than  80  mall  shops.    Additionally,   the  Company  is  currently
contemplating the expansion and renovation of several other of its Properties as well as other developments and acquisitions.

    Further, the Properties contain approximately 48 acres of vacant land suitable for additional retail expansion projects. Likewise, the
Properties include additional improved land ready for development of approximately 263,000 square feet of free standing retail space. The Company will seek to expand these and other Properties in its retail portfolio, as well as newly acquired properties, depending on tenant demand and market conditions.

Third Party Property Management

     The Company provides third-party property management for an office building and a commercial building located in the greater Salt Lake City, Utah metropolitan area, a commercial building located in Albuquerque, New Mexico and Silver Lake Plaza, a community center, located in Coeur d'Alene, Idaho. In addition to these arrangements, the Company plans to pursue other property management opportunities. Because property management facilitates an understanding of a property's value and potential for cash flow growth, the Company believes that, in addition to generating property management fees, third-party property management arrangements can be a source of future acquisitions for the Company. For example, the Company was the property manger for Eastridge Mall and Silver Lake Mall prior to their acquisitions by the Company.

Employees

      The Company had over 506 employees at  December  31,  1997.   The Company
believes its relationship with its employees is very good. None of the Company's employees are unionized.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any pending or threatened litigation at this time that will have a materially adverse effect on the Company or any of the Properties or its development parcels.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to stockholders during the fourth quarter of the period covered by this report.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANTS

      The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1997.



Name                       Age Position
-----------                --- --------
John Price                  64  Chairman of the Board of Directors and Chief Executive Officer

G. Rex Frazier              54  President, Chief Operating Officer and Director

Paul K. Mendenhall          50  Vice President--Chief Investment Officer and Secretary

Martin G. Peterson          51  Vice President--Administration

Thomas L. Mulkey            45  Vice President--Leasing/Development

Greg Curtis                 47  Vice President--Management

David R. Sabey              45  Vice President and General Counsel

M. Scott Collins            42  Vice President--Chief Financial Officer and Treasurer

      John Price has served as Chairman of the Board of Directors and Chief Executive Officer since September, 1993. Mr. Price formed Fairfax Realty, Inc. ("Fairfax"), the principal entity through which the business of the Predecessor Companies was conducted, in 1972, and it's predecessor, John Price Associates, Inc., a construction company, in 1957. Mr. Price has developed and built substantial retail and commercial real estate properties during his 40 years in the real estate industry and has been involved in all facets of real estate development, construction, leasing, management and financing. Mr. Price is a member of the Board of Directors and the Executive Committee of Alta
Industries-Utah, Inc. (a distributor of ferrous and nonferrous metals and a manufacturer of roofing, siding, and other structural components). Mr. Price is also a member of the NAREIT Legislative Advisory Council, a trustee of the University of Utah, a member of the Board of Directors of the Utah State Fairpark Corporation which operates the Utah State Fairgrounds and a member of the Advisory Board of the First Security Bank of Utah, N.A. Mr. Price is a graduate of the University of Utah.

      G. Rex Frazier has served as President, Chief Operating Officer and a Director since September, 1993. Mr. Frazier has served as President and Chief Operating Officer of Fairfax since 1986, prior to which he had served as Executive Vice- President, Vice President-Finance and Director of Finance. Mr. Frazier has been involved in the real estate industry since 1976. He is a certified public accountant and, prior to joining Fairfax, worked as an audit supervisor with Touche Ross & Company. Mr. Frazier is a graduate of the University of Utah.

      Paul K. Mendenhall has served as Vice President-Chief Investment Officer and Secretary since May, 1997, prior to which he served as Vice President-Finance and Secretary. Mr. Mendenhall has served as Vice President-Finance and Secretary of Fairfax since 1986, prior to which he served as Director of Finance and as Financial Analyst. Mr. Mendenhall has been involved in the real estate industry since 1977. He is a certified public accountant and, prior to joining Fairfax, worked as a senior auditor for Touche Ross & Company. Mr. Mendenhall is a former President and Director of the Utah Association of Certified Public Accountants (UACPA). Mr. Mendenhall is a graduate of the University of Utah.

      Martin G. Peterson has served as Vice President-Administration since September, 1993, prior to which he served as Vice President-Administration/Accounting and Treasurer and as Assistant Vice President. In addition, Mr. Peterson has served as Vice President-Administration and Treasurer of Fairfax since 1978. Mr. Peterson has been involved in the real estate industry since 1975. He is a certified public accountant and, prior to joining Fairfax, worked as a senior auditor for Price Waterhouse & Co. Mr. Peterson is a member of the Advisory Board of the Marriott School of Management at Brigham Young University. Mr. Peterson is a graduate of Brigham Young University.

      Thomas L. Mulkey has served as Vice President-Leasing/Development since September, 1993. In addition, Mr. Mulkey has served as the Vice President-Leasing/Development of Fairfax since 1987, prior to which he oversaw the development of many of the Company's properties. Mr. Mulkey has been involved in the real estate industry since 1974. Prior to joining Fairfax, Mr. Mulkey was a project manager for the May Stores Centers, Inc. (a retail department store company). Mr. Mulkey is a graduate of the University of Missouri.

      Greg Curtis has served as Vice President-Management since September, 1993. In addition, Mr. Curtis has served as Vice President-Management of Fairfax since 1982, prior to which he served as Director of Enclosed Malls and as a Mall Manager. Mr. Curtis has been involved in real estate since 1977. Mr. Curtis is a graduate of Brigham Young University.

      David R. Sabey has served as Vice President and General Counsel since September, 1993. In addition, Mr. Sabey has served as Vice President and General Counsel of Fairfax since 1990. Prior to joining Fairfax, Mr. Sabey worked as Assistant General Counsel for the Longs Drug Stores Corporation (a retail drug store company). Mr. Sabey has been in the retail and real estate industry since 1983. Mr. Sabey is a graduate of McGeorge School of Law and the University of Utah.

      M. Scott Collins has served as Vice President-Chief Financial Officer and Treasurer since May, 1997. From November, 1992 through May, 1997, Mr. Collins served as Vice President-Finance and Administration, Chief Financial Officer and Secretary of Park City Group, Inc. (a software development company). Prior to his employment with Park City Group, Mr. Collins worked as a senior manager for Price Waterhouse where he was also involved with the real estate industry. Mr. Collins is a certified public accountant and is a graduate of Brigham Young University.

                                        PART II

ITEM 5.MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
       MATTERS

      The Company's Common Stock is listed on the New York Stock Exchange under the symbol "JPR." Prior to the Offering of the Common Stock on January 14, 1994, there was no public market for the Common Stock. As of March 10, 1998, the sales price for the Common Stock on the New York Stock Exchange was
$25 per  share.   As  of  March 10, 1998, there were 189 stockholders of record, of which 188 were holders of Common Stock and one was a holder of Price Group Stock.

      The following table sets forth, the high and low closing sales price per share of the Common Stock and the distributions paid per share for each of the quarters presented:

                                            Sales Price
                                         ---------------------   Distributions
                                           High         Low        Per Share
                                         --------    ---------  ----------------
      Year Ended 12/31/96
         First Quarter                   $ 21-7/8    $ 18-3/4   $   .420
         Second Quarter                    21-1/2      19           .420
         Third Quarter                     22-7/8      20-3/4       .420
         Fourth Quarter                    27-1/4      21-3/4       .435


      Year Ended 12/31/97
         First Quarter                   $ 25-3/8    $ 27-1/2   $   .435
         Second Quarter                    24-7/8      27-1/2       .435
         Third Quarter                     24-1/16     27-7/16      .435
         Fourth Quarter                    23-13/16    25-15/16     .450

      During 1997 and 1996, the Company recorded regular quarterly distributions, totaling $30,797,000 and $27,139,000, respectively, or $1.755 and $1.695 per share of Common Stock, respectively. Of the amounts paid during
1997  and  1996,   11%  and 13%, respectively, represented a return of capital.
The Board of Directors has declared a quarterly distribution, payable to stockholders of record as of April 3, 1998, of $.45 per share which is an amount equivalent to an annual distribution of $1.80 per share. Distributions on Price Group Stock are payable by the Company at a rate per share equal to 80%
of the distributions declared on  Common  Stock.   Future distributions will be
determined by the Board of Directors and will be dependent upon cash available for distribution, financial position and cash requirements of the Company.

      At December 31, 1997, there were 200,000 shares of Price Group Stock outstanding. In addition to receiving distributions at a rate equal to 80% of the distributions paid on the Common Stock, the shares of Price Group Stock have the right, voting as a separate class from the Common Stock, to elect two of the seven directors of the Company. Each holder of Price Group Stock is entitled to one vote for each share held. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number or shares of Common Stock if certain conditions are met.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table  sets  forth selected financial and other data for
(i) the Company for the years ended December 31, 1997, 1996 and 1995, and for the period January 21, 1994 through December 31, 1994 and (ii) the Predecessor Companies for the period January 1, 1994 through January 20, 1994 and for the year ended December 31, 1993. The historical financial information for all the periods have been derived from the audited historical consolidated and combined financial statements.

  The following selected financial information should be read in conjunction with all of the financial statements included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        SELECTED FINANCIAL DATA
                                            (Dollars in thousands except per share amounts)

                                                                                                    Predecessor  Predecessor
                                                                                        Company      Companies    Companies
                                                  Company     Company      Company      January 2,   January 1,     Year
                                                 Year Ended  Year Ended   Year Ended    1994 to       1994 to       Ended
                                                December 31, December 31, December 31, December 31,  January 20, December 31,
                                                    1997       1996         1995         1994(1)       1994         1993
                                                ----------- ------------  ----------- ------------- ------------ ------------
REVENUES                                         $   82,973  $    72,949   $   60,950  $     50,071  $     2,578  $    47,728
                                                 ==========  ===========   ==========  ============  ===========  ===========

EXPENSES
Operating Expenses before Interest,
 Depreciation and Amortization                       27,434       24,405       20,389        17,090          893       17,226

Interest                                              9,066        7,776        6,623         5,873          826       18,482

Depreciation and Amortization                        13,410       11,979       11,528         8,734          430        8,530
                                                 ----------  -----------   ----------
   Total                                             49,910       44,160       38,540        31,697        2,149       44,238
                                                 ----------  -----------   ----------  ------------  -----------  -----------
                                                     33,063       28,789       22,410        18,374          429        3,490
Minority Interest in Income of Consolidated
Partnerships                                          (273)         (269)        (320)         (221)          --         (251)

Equity in Net Loss of Partnership Interest              --            --         (184)          (82)           7         (238)

Gain of Sales of Real Estate                            339           94          918            --           --          607

Income Before Extraordinary Item and Minority
Interest of the Operating Partnership
 Unitholders                                         33,129       28,614       22,824        18,071          436        3,608

Minority Interest of the Operating Partnership
 Unitholders                                         (5,675)      (5,244)      (4,646)       (3,943)          --           --

Extraordinary Item - Loss on Extinguishment
 of Debt,
 Net of Minority Interest of the Operating
 Partnership Unitholders                               (133)          --           --        (5,215)          --           --
                                                 ----------  -----------   ----------  ------------  -----------  -----------
 Net Income                                      $   27,321  $    23,370   $   18,178  $      8,913  $       436  $     3,608
                                                 ==========  ===========   ==========  ============  ===========  ===========
Basic Earnings Per Share (2):
 Income Before Extraordinary Item                      1.57         1.46         1.27       1.07
 Extraordinary Item                                    (.01)          --           --      (.40)
                                                 ----------  -----------   ----------
 Net Income                                      $     1.56  $      1.46   $     1.27   $    .67
                                                 ==========  ===========   ==========
Diluted Earnings Per Share:
 Income Before Extraordinary Item                $     1.56  $      1.45   $     1.26   $   1.07
 Extraordinary Item                                    (.01)          --           --       (.40)
                                                 ----------  -----------   ----------
 Net Income                                      $     1.55  $      1.45   $     1.26   $    .67
                                                 ==========  ===========   ==========
Distributions per share                          $    1.755  $     1.695   $    1.635   $  1.525
                                                 ==========  ===========   ==========

                                                       SELECTED FINANCIAL DATA
                                             (Dollars in thousands except per share amounts)


                                                                                                    Predecessor  Predecessor
                                                                                        Company      Companies    Companies
                                                  Company     Company      Company      January 2,   January 1,     Year
                                                 Year Ended  Year Ended   Year Ended    1994 to       1994 to       Ended
                                                December 31, December 31, December 31, December 31,  January 20, December 31,
                                                    1997       1996         1995         1994(1)       1994         1993
                                                ----------- ------------  ----------- ------------- ------------ ------------
Balance Sheet Data
Real Estate, before Accumulated Depreciation    $  619,371   $ 453,241      $ 388,205   $ 321,242      N/A    $ 286,719

Total Assets                                       545,684     381,360       327,061     281,696        N/A     236,482

Total Debt                                         283,390     162,375       106,406     108,741        N/A     235,799

Shareholders' Equity (Deficit)                     207,986     172,556       175,754     127,593        N/A     (6,951)

Other Data

Funds From Operations (3)                           44,523      39,098        32,139      26,083        859      10,792

Net Operating Income                                55,539      48,544        40,561      32,981      1,685      30,502

                                           NUMBER OF PROPERTIES/TOTAL GLA AT DECEMBER 31,

                                                    1997        1996        1995        1994        1993
                                                 ----------  ----------  ----------  ----------  -----------
Number of Properties at Year End                      48          44          43          40           38
                                                      ==          ==          ==          ==           ==

 Total GLA in square feet at Year End:

Malls                                             7,745,000   5,553,000   5,020,000   3,898,000    3,855,000

Community Centers and Free-Standing Retail
Properties                                        3,164,000   3,091,000   3,091,000   2,997,000    2,742,000

Commercial Properties                             1,418,000   1,418,000   1,394,000   1,113,000    1,113,000
                                                 ----------  ----------  ----------  ----------  -----------
   Total                                         12,327,000  10,062,000   9,505,000   8,008,000    7,710,000
                                                 ==========  ==========  ==========  ==========  ===========

----------------------
(1) The Company closed its initial public offering of shares of Common Stock on January 21, 1994.
(2)     Basic  earnings  per  share based on 17,471,000, 16,048,000, 14,345,000 and 13,231,000 weighted average number of shares of Common Stock and Price Group Stock outstanding for the years ended December 31, 1997, 1996, 1995 and 1994, respectively. Diluted earnings per share based on 17,637,000, 16,133,000, 14,411,000 and 13,300,000 weighted diluted average number of shares outstanding for years ended December 31, 1997, 1996, 1995 and 1994, respectively.
(3) The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or
        losses)   from   debt  restructuring  and  sales  of  property,  plus
        depreciation   and   amortization    and    after   adjustments   for
        unconsolidated partnerships and joint ventures."   While  the Company
        believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other
        similarly  titled  measures   used   by   other  equity  REITs.   See
        "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere herein.

      JP Realty, Inc. completed its initial public offering on January 21, 1994, and conducts all of its business operations through, and holds an 83% controlling general partner interest in, Price Development Company, Limited Partnership ("the Operating Partnership") as of December 31, 1997. JP Realty, Inc. together with its subsidiaries which included Price Development Company, Limited Partnership will herein be referred to as the Company.

      The Company is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 48 properties, including 15 enclosed regional malls, 25 community centers, two freestanding retail properties and six mixed-use commercial properties ("Properties"). The Company's financial condition and results of operations were positively impacted by the Operating Partnership's June 1997 acquisitions of the Silver Lake Mall, Visalia Mall, the August 13, 1997 opening of the Spokane Valley Mall, the 1996 acquisition of the Grand Teton Mall and the 1995 acquisition of two regional malls, Eastridge Mall and Animas Valley Mall, and one community center, Cottonwood Square. The Company also acquired Salem Center on December 30, 1997 which has not affected financial results in 1997. The Company's acquisition and development activities added a combined 2,798,000 square feet of Total GLA to the retail portfolio and 24,000 square feet of GLA to the commercial portfolio during 1996 and 1997.

    The Company completed an additional public offering in August 1995, raising approximately $56.4 million in gross proceeds through the sale of 2,750,000
shares of its Common Stock.   An  additional  public  offering was completed in
January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of Common Stock.

    During 1995, the Company obtained a $50 million credit facility (the "1995 Credit Facility") to fund working capital and property acquisition, expansion and development activities. On January 22, 1996, the Company obtained an additional $25 million credit facility (the "1996 Credit Facility," together with the 1995 Credit Facility, the "Credit Facilities") which was available for the same purposes as the 1995 Credit Facility. In October 1997 the 1996 Credit Facility was increased to $40 million. On November 7, 1997 these Credit Facilities were paid off and canceled.

    On October 16, 1997, the Company obtained a $150 million unsecured Credit Facility (the "1997 Credit Facility") to fund working capital, property acquisition, expansion and development activities, to pay off and cancel the $50 million 1995 Credit Facility and pay off and cancel the 1996 Credit Facility which were obtained for the same purpose as the 1997 Credit Facility. On December 18, 1997, the $150 million 1997 Credit Facility was increased to $200 million.

Results of Operations

    Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

    For the year ended December 31, 1997, income before extraordinary item and minority interest of the Operating Partnership Unitholders increased $4,515,000 or 16% when compared to the year ended December 31, 1996. The improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $7,177,000; and an increase in recoveries from tenants of $2,642,000 and an increase in other revenues of $373,000. These increases were offset by an increase in operating expenses of $1,775,000; an increase in taxes and insurance of $867,000; an increase in general and administrative expense of $387,000; an increase in interest expense of $1,290,000 and a net increase in depreciation and amortization of $1,431,000.

    Funds from operations increased $5,425,000 or 14% primarily as a result of acquisitions and developments as discussed herein.

    Total revenues for the year ended December 31, 1997 increased $10,024,000 or 14% to $82,973,000 as compared to $72,949,000 in 1996. This increase is primarily attributable to a $7,177,000 or 14% increase in minimum rents to $59,624,000 as compared to $52,447,000 in 1996. Additionally, recoveries from tenants increased $2,642,000 or 17% to $18,199,000 as compared to $15,557,000 in 1996 and other income increase  $373,000 due to development and leasing fees
relating to the opening of Spokane Valley  Mall.   Recoveries from Tenants as a
percentage of operating expenses were 83% in 1997, compared to 80% in 1996.

    The April, 1996 acquisition of Grand Teton Mall, the June, 1997 acquisitions of Silver Lake Mall and Visalia Mall and the August 13, 1997 opening of Spokane Valley Mall contributed to $6,923,000 to the minimum rent increase and
$2,453,000 of the increase in recoveries from tenants.   Minimum rent growth in
the remaining portfolio was offset by certain unexpected vacancies in the retail and commercial properties.

    Property operating expenses, including operating and maintenance and real estate taxes and insurance increased $1,775,000 or 15% and $867,000 or 11%, respectively. These increases were attributable to the acquisitions of Grand Teton Mall, Silver Lake Mall, Visalia Mall and the opening of Spokane Valley Mall. These properties contributed $1,804,000 to operating and maintenance costs and $885,000 to taxes and insurance.

    General and administrative expenses increased $387,000 or 8% to $5,447,000 as compared to $5,060,000. The increase is primarily due to payroll costs from additional personnel added to support the Company's growth.

    Interest expense increased $1,290,000 or 17% to $9,066,000 as compared to $7,776,000 in 1996. This increase is the result of additional interest on new borrowings to acquire Silver Lake Mall, Visalia Mall and to the opening of Spokane Valley Mall.

    Depreciation expense increased $1,572,000 or 15% to $11,802,000 as compared to $10,230,000 in 1996. This increase is primarily due to the acquisition of Grand Teton Mall, Silver Lake Mall, Visalia Mall, the opening of the Spokane Valley Mall and tenant allowances given on existing GLA.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

    For the year ended December 31, 1996, income before extraordinary item and minority interest of the Operating Partnership Unitholders increased $5,790,000 or 25% when compared to the year ended December 31, 1995. The improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $8,807,000; an increase in percentage and overage rents of $596,000; and an increase in recoveries from tenants of $3,305,000. These increases were offset by a decrease in interest and other income of $709,000; an increase in operating expenses of $3,041,000; an increase in taxes and insurance of $787,000; an increase in general and administrative expense of $215,000; and an increase in interest expense of $1,153,000. These were also offset by an increase in depreciation and amortization of $451,000.

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

    Interest expense increased $1,153,000 or 17% to $7,776,000 as compared to $6,623,000 in 1995. This increase resulted from additional borrowings used to acquire the Grand Teton Mall in April 1996.

    Depreciation  increased  $620,000  or  6%  to  $10,230,000  as compared to
$9,610,000  in  1995.   This  increase  is primarily due to the 1995  and  1996
property acquisitions and the development of additional GLA at the Properties.

Liquidity and Capital Resources

    The Company's principal uses of its liquidity and capital resources have historically been for distributions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Company declared quarterly distributions aggregating $1.755 per share in 1997. Approximately 11% of the distributions represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

   The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of December 31, 1997, the Company's cash and restricted cash amounted to approximately $8.1 million. In addition to its cash and restricted cash, unused capacity under its 1997 Credit Facility totaled $73 million at year end. On January 28, 1997, the Company completed an additional public offering of 1,500,000 shares of Common Stock, raising approximately $40.7 million in gross proceeds. The net proceeds of approximately $38.8 million were used to pay costs of the offering and to reduce outstanding borrowings under the Credit Facilities by approximately $38.6 million.

    The Company generally intends to distribute approximately 80% to 85% of its funds from operations with the remaining 20% to 15% to be held for capital expenditures and additional growth. The Company expects to meet its other short-term cash requirements, through undistributed funds from operations, cash balances and advances under the 1997 Credit Facility.

   The Company prepares an annual capital expenditure and maintenance budget for each Property which includes provisions for all necessary recurring capital
improvements.    The  Company  believes  that  its  undistributed  funds   from
operations will provide the necessary funding for these requirements. The Company believes that these funds will be sufficient to cover (i) tenant finish costs associated with the renewal or replacement of current tenant leases as existing leases expire and (ii) capital expenditures which will not be
reimbursed  by  tenants.   During  1997,  the Company had capital expenditures,
excluding  acquisitions,  totaling  approximately   $51,683,000.   This  amount
consists of $49,166,000 in revenue enhancing construction and development, $1,167,000 in revenue enhancing tenant allowances, $567,000 in non-revenue enhancing tenant allowances and $783,000 in other non-revenue enhancing capital expenditures. The Company also had $1,132,000 in leasing commissions paid to
outside  parties.   Of this amount, $1,003,000 was considered revenue enhancing and $129,000 was considered non-revenue enhancing. Exclusive of construction and development, capital expenditures (both revenue and non-revenue enhancing)
for  the  existing  Properties  are  budgeted  in  1998   to  be  approximately
$5,000,000.

    The Company's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and which may require principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, and to retire outstanding balances under the 1997 Credit Facility.

    An additional long-term capital need of the Company is the construction of the regional mall in Spokane, Washington, through its consolidated partnership, Spokane Mall Development Company Limited Partnership. On July 30, 1996, this consolidated partnership entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. The mall opened August 13, 1997, and contains approximately 689,000 square feet of Total GLA. Continued payments for initial tenant construction allowances and completion of construction will increase borrowings on the loan. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and amount of the construction facility is comprised of costs incurred to date for the purchase of land and payment of fees and other development costs. As of December 31, 1997, borrowings on the loan were approximately $43.0 million.

    The Operating Partnership has initiated the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Company, Ltd. This property will also represent a future long-term capital need for the Company. The Company expects to fund this project through advances under its 1997 Credit Facility in combination with construction financing.

   The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the 1997 Credit Facility, together with equity and debt offerings and individual property financing.

    On September 2, 1997 the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary
shares,   common   stock   warrants,  debt  securities  and  guaranties.   This
registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998 the Operating Partnership under its shelf registration, issued $100 million of ten year senior unsecured notes bearing annual interest at a rate of 7.29%.
Principal  payments of $25 million are due annually beginning March 2005.   The
proceeds were used to partially repay outstanding borrowings under the 1997 Credit Facility.

    The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from its credit facility as well as other debt and equity financing, including public financing, in a manner consistent with its intention to operate with a conservative debt-to-total market capitalization ratio of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 34% as of December 31, 1997.

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

The Company's calculation of funds from operations is as follows:

                                (DOLLARS IN THOUSANDS)

                                                 Company           Company
                                                Historical        Historical
                                                Year Ended        Year Ended
                                               December 31,      December 31,
                                                   1997              1996
                                               ------------      ------------

Income from Operations before Equity in
 Net Income of Partnership Investment and
 Minority Interests in Income of
 Consolidated Partnerships                      $    33,063       $     28,789

Add:  Depreciation Buildings & Improvements          11,599             10,011
Add:  Amortization of Deferred Leasing Costs            639                664
Less: Minority Interests in Income of
      Consolidated Partnerships                        (273)              (269)
Less: Straight-Line Rent Accrual                       (505)               (97)
                                                -----------       ------------
Funds From Operations                           $    44,523       $     39,098
                                                ===========       ============


Inflation

      Inflation has remained relatively low during the past three years and has had minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the retail tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation
clauses,  which  generally increase rents during the terms of the  leases.   In
addition, many of the leases are for terms less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rents if rents of the existing leases are below then-existing market rates. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

      The statements contained in this annual report of Form 10-K that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, budgets, estimates, and contemplations. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, law and regulations, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development, redevelopment or expansion of properties.

  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        During the two most recent fiscal years, the Company has not experienced any changes in or disagreements with its independent auditors.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding Directors appears under the heading "Election of Directors" in the Company's proxy statement relating to its 1998 Annual Meeting of Stockholders to be held on April 29, 1998 and is incorporated herein by reference.

   Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement relating to its 1998 Annual Meeting of Stockholders to be held on April 29, 1998 and is incorporated herein by reference.

   Information regarding Executive Officers appears in Item 4A of Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

   Information regarding executive compensation appears under the heading "Executive Compensation" in the Company's proxy statement relating to its 1998 Annual Meeting of Stockholders to be held on April 29, 1998 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The table of beneficial ownership of the Company appears under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement relating to its 1998 Annual Meeting of Stockholders to be held on April 29, 1998 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions appears under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement relating to its 1998 Annual Meeting of Stockholders to be held on April 29, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  (1) and (2) Financial Statements and Financial Statements Schedules

    See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K

    (b) Reports on Form 8-K

    On November 10, 1997, the Company filed a Current Report on Form 8-K/A amending its Current Report on Form 8-K, dated June 30, 1997, reporting its acquisition of the remaining 70% interest in Silver Lake Mall, Ltd. and the Visalia Mall.

  The financial statements filed were as follows:

  SILVER LAKE MALL AND VISALIA MALL
  Statements of Revenues and Certain Expenses for
   the Year Ended December 31, 1996
  Statements of Revenues and Certain Expenses for
   the Three Month Period Ended March 31, 1997 and 1996 (unaudited) Notes to Statements of Revenues and Certain Expenses

  JP REALTY, INC.
  Pro Forma - Unaudited:
  Condensed Consolidated Balance Sheet as of
   March 31, 1997
  Condensed Consolidated Statement of Operations for the Three-
   Month Period Ended March 31, 1997 and for the Year
   Ended December 31, 1996
  Estimated Twelve Month Pro Forma Statement of Taxable
  Net Operating Income and Operating Funds Available

  (c)   Exhibits

                                      EXHIBIT INDEX

                                       Description
                                       -----------
Exhibit                                                                Page
Number                                                                 Number
------                                                                 ------
3.1  Amended and Restated Articles of Incorporation the Company (3(a))*
3.2  Amended and Restated Bylaws of the Company (3(b))*
4.1  Specimen of Common Stock Certificate (4)*
10.1 Amended and Restated Agreement of Limited Partnership of Price
     Development Company, Limited Partnership (10(a))*
10.2 Agreement  of  Limited  Partnership  of  Price Financing Partnership,
     L.P. (10(b))*
10.3 Loan Agreements related to Mortgage Debt and related documents (10(c))*
     i) Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price Financing Partnership, L.P.
     ii)  Intentionally Omitted
     iii) Indenture between Price Capital Corp. and a Trustee
     iv) Limited Guarantee Agreement (Guarantee of Collection) for outside investors
     v)   Limited Guarantee Agreement (Guarantee of Collection) for Price
          Group Investors
     vi) Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
     vii) Note Issuance Agency Agreement between Price Capital Corp. and Price Financing Partnership, L.P.
     viii)Management and Leasing Agreement among Price Financing Partnership, L.P.and Price Development Company, Limited Partnership
     ix) Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.4 Employment and Non-Competition Agreement  between  the  Company  and
     John Price (10(d))*
10.5 Indemnification Agreement for Directors and Officers (10(f))*
10.6 Registration Rights Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))*
10.7 Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership**
10.8 Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(h))*
10.9 1993 Stock Option Plan (10(i))*
10.10Amendment to Groundlease between Price Development Company and Alvin
     Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))*
10.11Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979. (Groundlease for Anaheim Plaza) (10(k))*
10.12Indenture of Lease between Ambrose and Zelda Motta and Cordova
     Village, dated July 26, 1974, and Amendments and Transfers thereto. (Groundlease for Fort Union Plaza) (10(l))*
10.13Lease Agreement between Advance Management Corporation and Price Rentals,
     Inc. and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))*
10.14Groundlease between  Aldo  Rossi and Price Development Company, dated
     June 1, 1989, and related documents. (Groundlease for Halsey Crossing) (10(n))*

                                 EXHIBIT INDEX

                                  Description
                                  -----------
Exhibit                                                                 Page
Number                                                                  Number
------                                                                  -------
10.15Loan Agreements related to 1995 Credit Facility**
     i) Credit  Agreement, dated  March  8,  1995,  between  Price
        Development Company, Limited Partnership and Lexington Mortgage
        Company as
    ii) Note dated March 8, 1995
   iii) Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
    iv) Cash Collateral Account Security, Pledge and Assignment Agreement
        dated March 8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah, N.A. and Lexington Mortgage Company
     v) Amended and Restated Credit Agreement dated June 29, 1995 between
        Price Development Company, Limited Partnership, Merrill Lynch
        Mortgage Capital, Inc. and Capital Market Assurance Corporation
    vi) Amendment to Cash  collateral  Account, Security, Pledge and
        Assignment Agreement dated June 29, 1995
   vii) Reaffirmation of Guaranty dated June 29, 1995
23.Consent of Independent Accountants                                       35
----------------------
*Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.

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

                                          JP REALTY, INC.


                                          By: /s/ John Price
                                          -------------------
                                          John Price
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer



Date:  March 20, 1998
                              -------------------------
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                 NAME                          TITLE            DATE
                 ----                          -----            -----


   /s/ John Price                      Chairman of the Board   March 20, 1998
 -----------------                     of Directors, Chief
       John Price                      Executive Officer and
                                       Director (Principal
                                       Executive Officer)


  /s/ G. Rex Frazier                   President, Chief        March 20, 1998
 -------------------                   Operating Officer
      G. Rex Frazier                   and Director



  /s/ M. Scott Collins                 Vice President,
 ----------------------                Chief Financial         March 20, 1998
      M. Scott Collins                 Officer and
                                       Treasurer (Principal
                                       Financial and
                                       Accounting Officer)

 /s/ Warren P. King                    Director                March 20, 1998
----------------------
     Warren P. King


 /s/ Sam W. Souvall                    Director                March 20, 1998
----------------------
     Sam W. Souvall

                                   EXHIBIT INDEX

                                    Description
                                    -----------
Exhibit                                                                Page
Number                                                                 Number
------                                                                 ------
 3.1  Amended and Restated Articles of Incorporation the Company (3(a))*
 3.2  Amended and Restated Bylaws of the Company (3(b))*
 4.1  Specimen of Common Stock Certificate (4)*
10.1  Amended and Restated Agreement of Limited Partnership of
      Price Development Company, Limited Partnership (10(a))*
10.2 Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3  Loan Agreements related to Mortgage Debt and related documents (10(c))*
      i)Deed of Trust, Mortgage, Security Agreement and Assignment of
         Leases and Rents of Price Financing Partnership, L.P.
      ii)Intentionally Omitted
      iii)Indenture between Price Capital Corp. and a Trustee
      iv)Limited Guarantee Agreement (Guarantee of Collection) for outside investors
      v) Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
      vi)Cash Collateral Account Security, Pledge and Assignment
         Agreement among Price Financing Partnership, L.P., Price
         Capital Corp. and Continental Bank N.A.
      vii)Note Issuance Agency Agreement between Price Capital Corp.
         and Price Financing Partnership, L.P.
      viii) Management and Leasing Agreement among Price Financing Partnership, L.P.and Price Development Company, Limited Partnership
      ix)Assignment of Management and Leasing Agreement of Price
         Financing Partnership, L.P.
10.4 Employment and Non-Competition Agreement between the Company and John Price (10(d))*
10.5  Indemnification Agreement for Directors and Officers (10(f))*
10.6 Registration Rights Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))*
10.7  Amendment No. 1 to Registration Rights Agreement, dated August 1,
      1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership**
10.8  Exchange Agreement among the Company and the Limited Partners of
      Price Development Company, Limited Partnership (10(h))*
10.9  1993 Stock Option Plan (10(i))*
10.10 Amendment to Groundlease between Price Development Company and
      Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))*
10.11 Lease Agreement between The Corporation of the President of the
      Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979. (Groundlease for Anaheim
      Plaza) (10(k))*
10.12 Indenture of Lease between Ambrose and Zelda Motta and Cordova
      Village, dated July 26, 1974, and Amendments and Transfers thereto. (Groundlease for Fort Union Plaza) (10(l))*

                                   EXHIBIT INDEX

                                    Description
                                    -----------
Exhibit                                                            Page
Number                                                             Number
------                                                             ------

10.13 Lease Agreement between Advance Management Corporation and
      Price Rentals, Inc. and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))*
10.14 Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for
      Halsey Crossing) (10(n))*
10.15 Loan Agreements related to 1995 Credit Facility**
      i) Credit Agreement, dated March 8, 1995, between Price
         Development Company, Limited Partnership and Lexington
         Mortgage Company as
      ii)Note dated March 8, 1995
      iii)Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
      iv)Cash Collateral Account Security, Pledge and Assignment
         Agreement dated March 8, 1995 between Price Development
         Company, Limited Partnership, Bank One, Utah, N.A. and
         Lexington Mortgage Company
      v) Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company, Limited Partnership,
         Merrill Lynch Mortgage Capital, Inc. and Capital Market
         Assurance Corporation
      vi)Amendment to Cash collateral Account, Security, Pledge and
         Assignment Agreement dated June 29, 1995
      vii)Reaffirmation of Guaranty dated June 29, 1995
23.   Consent of Independent Accountants 35
-----------------------
*Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

                            CONSENT OF INDEPENDENT ACCOUNTANTS
                            ----------------------------------

     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 33-93752, No. 333-3624, No. 333-34835-01) and Registration Statement of Form S-8 (No. 333-3550) of JP Realty, Inc. of our report dated February 3, 1998 appearing on page F-2 of the Form 10-K.



/s/ Price Waterhouse LLP
-------------------------
Price Waterhouse LLP
Salt Lake City, Utah
March 18, 1997

                            INDEX TO FINANCIAL STATEMENTS


JP Realty, Inc.

                                                                    Page
                                                                    ----
Report of Independent Accountants                                   F-2

Consolidated Balance Sheet as of December 31, 1997 and 1996         F-3

Consolidated Statement of Operations
 for the years ended December 31, 1997, 1996 and 1995               F-4

Consolidated Statement of Shareholders' Equity                      F-5

Consolidated Statement of Cash Flows
for the years ended December 31, 1997, 1996 and 1995                F-6

Notes to Consolidated Financial Statements                          F-7

Schedule II - Valuation and Qualifying Accounts                     F-18

Schedule III - Real Estate and Accumulated Depreciation             F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of JP Realty, Inc.


     In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material aspects, the financial position of JP Realty, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Warerhouse LLP
------------------------
Price Waterhouse LLP
Salt Lake City, Utah
February 4, 1998
                                  F-2

                                JP REALTY, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)



                                                  December 31,    December 31,
                                                      1997            1996
                                                  ------------    ------------
ASSETS

Real Estate Assets
  Land........................................     $   95,523     $   69,714
  Buildings...................................        490,183        353,500
                                                   ----------     ----------
                                                      585,706        423,214
Less:  Accumulated Depreciation...............       (98,404)        (87,318)
                                                   ----------     ----------
  Operating Real Estate Assets................        487,302        335,896
Real Estate Under Development.................         33,665         30,027
                                                   ----------     ----------
   Net Real Estate Assets.....................        520,967        365,923
Cash..........................................          5,603          1,750
Restricted Cash...............................          2,465          2,372
Accounts Receivable, Net......................          5,759          3,498
Deferred Charges, Net.........................          7,536          6,512
Other Assets..................................          3,354          1,305
                                                   ----------     ----------

                                                   $  545,684      $ 381,360
                                                   ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings....................................     $  283,390      $ 162,375
Accounts Payable and Accrued Expenses.........         18,840         11,611
Accumulated Losses in Excess of Equity Investment          --          1,555
Other Liabilities.............................            617            485
                                                   ----------     ----------
                                                      302,847        176,026
                                                   ----------     ----------
Minority Interests............................         34,851         32,778
                                                   ----------     ----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value, 124,800,000 shares
  authorized, 17,390,000 shares and 15,874,000
  shares issued and outstanding at December 31,
  1997 and 1996, respectively..................            2              2
Price Group Stock, $.0001 par value, 200,000 shares
  authorized, issued and outstanding...........            --             --
Excess Stock, 75,000,000 shares authorized.....            --             --
Additional Paid-in Capital.....................       232,135        193,229
Accumulated Distributions in Excess of Net Income    (24,151)        (20,675)
                                                   ----------      ---------
                                                      207,986        172,556
                                                   ----------      ---------
                                                   $  545,684      $ 381,360
                                                   ==========      =========


See accompanying notes to consolidated financial statements.

                                      JP REALTY, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS
                     (DOLLARS IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)

                                              For the Year Ended December 31,
                                             -------------------------------


                                             1997         1996          1995
                                            -----         ----          ----

REVENUES
Minimum Rents.............................  $ 59,624     $ 52,447      $ 43,640
Percentage and Overage Rents..............     3,896        4,061         3,465
Recoveries from Tenants...................    18,199       15,557        12,252
Interest..................................       546          549         1,231
Other.....................................       708          335           362
                                            --------     --------      --------
                                              82,973       72,949        60,950
                                            --------     --------      --------
EXPENSES
Operating and Maintenance.................    12,990       11,240         8,288
Real Estate Taxes and Insurance...........     8,546        7,679         6,892
Advertising and Promotions................       451          426           364
General and Administrative................     5,447        5,060         4,845
Depreciation..............................    11,802       10,230         9,610
Amortization of Deferred Financing Costs..       969        1,085         1,256
Amortization of Deferred Leasing Costs....       639          664           662
Interest..................................     9,066        7,776         6,623
                                            --------     --------      --------
                                              49,910       44,160        38,540
                                            --------     --------      --------
                                              33,063       28,789        22,410
Minority Interest in Income of
 Consolidated Partnerships................      (273)        (269)        (320)
Equity in Net Loss of Partnership
 Interest.................................        --          --          (184)
Gain on Sales of Real Estate..............       339           94          918
                                            --------     --------      --------
Income Before Extraordinary Item and Minority
 Interest of the Operating Partnership
  Unitholders.............................    33,129       28,614       22,824
Minority Interest of the Operating........
 Partnership Unitholders..................    (5,675)      (5,244)      (4,646)
                                            --------     --------      --------
Income Before Extraordinary Item..........    27,454       23,370       18,178
Extraordinary Item - Loss on Extinguishment
  of Debt, Net of Minority Interest of
  the Operating Partnership Unitholders...      (133)         --            --
                                            --------     --------      --------
Net
Income....................................  $ 27,321     $ 23,370    $ 18,178
                                            ========     ========    ==========

Basic Earnings Per Share:
 Income Before Extraordinary Item.........  $   1.57     $   1.46    $   1.27
 Extraordinary Item.......................      (.01)          --          --

 Net Income...............................  $   1.56     $   1.46    $   1.27

Diluted Earnings Per Share:
 Income Before Extraordinary Item.........  $   1.56     $   1.45    $   1.26
 Extraordinary Item.......................  $   (.01)    $     --    $     --

 Net Income...............................  $   1.55     $   1.45    $   1.26



               See accompanying notes to consolidated financial statements.

                                       JP REALTY, INC.
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (DOLLARS IN THOUSANDS)


                                                         Accumulated
                                           Additional   Distributions
                                   Common   Paid-In     In Excess of
                          Shares*  Stock    Capital     Net Income     Total
                          -------  ------  ----------   -------------  -----

Shareholders' Equity at
 December 31, 1994       13,231,000 $   1   $ 138,795  $ (11,203)    $ 127,593
 Sale of Common Stock     2,750,000     1      52,887         --        52,888
 Stock Options Exercised     55,000    --         976         --           976
 Net Income                      --    --          --     18,178        18,178
 Distributions Paid              --    --          --    (23,881)      (23,881)
                          ---------  ------  ---------  ---------    ----------
Shareholders' Equity at
 December 31, 1995       16,036,000     2     192,658    (16,906)      175,754
  Stock Options Exercised    22,000    --         407         --           407
  Operating Partnership
  Units Converted            16,000     --        164         --           164
  Net Income                     --     --         --     23,370        23,370
  Distributions Paid             --     --         --    (27,139)      (27,139)
                          ---------  ------  ---------  ---------    ----------
Shareholders' Equity at
 December 31, 1996       16,074,000      2    193,229    (20,675)      172,556
 Sale of Common Stock     1,500,000     --     38,632        --         38,632
 Stock Options Exercised    12,000      --        234        --            234
 Operating Partnership
 Units Converted             4,000      --         40        --             40
  Net Income                    --      --         --     27,321        27,321
  Distributions Paid            --      --         --    (30,797)      (30,797)
                          ---------  ------  ---------  ---------    ----------

Shareholders' Equity at
 December 31, 1997      17,590,000   $   2  $ 232,135   $(24,151)    $ 207,986
                        ==========   ======  =========  =========    =========


    * Includes Common and Price Group Stock



            See accompanying notes to consolidated financial statements.

                                     JP REALTY, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)





                                             For the Year Ended December 31,
                                             -------------------------------
                                                 1997       1996       1995
                                             -----------  ---------- --------

Cash Flows from Operating Activities
Net Income...................................   $ 27,321    $ 23,370  $ 18,178
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation...............................     11,802      10,230     9,610
  Amortization...............................      1,608       1,749     1,918
  Minority Interest in Income
   of Consolidated Partnerships..............        273         269       320
  Minority Interest of the Operating.........
  Partnership Unitholders....................      5,675       5,244     4,646
  Unitholders' Interest in Extraordinary Item        (29)         --        --
  Equity in Net Loss of Partnership Interest.         --          --       184
  Gain on Sales of Real Estate...............        339)        (94)     (918)
  Increase in Accounts Receivable............      2,261)       (786)     (540)
  Increase in Deferred Charges...............     (1,128)       (387)   (1,428)
  Increase in Accounts Payable and
  Accrued Expenses...........................      3,368       3,774       887
  Increase in Other Assets...................     (1,917)       (295)     (138)
                                                --------    --------    -------
  Net Cash Provided by Operating Activities..     44,373      43,074    32,719
                                                --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired....   (137,560)    (65,323)  (69,300)
Proceeds from Sales of Real Estate...........        469          --     1,281
(Increase) Decrease in Restricted Cash.......        (93)         92       636
                                                --------    --------    -------
 Net Cash Used in Investing Activities.......   (137,184)    (65,231)  (67,383)
                                                --------    --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings.....................    219,088      65,442    47,009
Repayment of Borrowings......................   (123,320)     (9,473)  (49,344)
Deferred Financing Costs.....................     (1,503)         --       --
Net Proceeds from Sale of Common Stock.......     38,865         407    53,850
Capital Contribution by Minority Partner.....      1,000          --        --
Distributions to Minority Interests
 and Unitholders.............................     (6,669)     (7,157)   (6,295)
Distributions Paid to Shareholders...........    (30,797)    (27,139)  (23,881)
                                                --------    --------    -------
  Net Cash Provided by Financing Activities..     96,664      22,080    21,339
                                                --------    --------    -------
Net Increase (Decrease) in Cash..............      3,853         (77)   (1,325)
Cash, Beginning of Period....................      1,750       1,827    15,152
                                                --------    --------    -------
Cash, End of Period..........................   $  5,603    $  1,750   $ 1,827
                                                --------    --------    -------


          See accompanying notes to consolidated financial statements.

                              JP REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    BUSINESS AND BASIS OF PRESENTATION

Business

      JP Realty, Inc. (the "Company"), a Maryland Corporation, is engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The Company is a real estate investment trust ("REIT") as defined by the Internal Revenue Code and owns an interest in and conducts its business activities through Price Development Company, Limited Partnership (the
"Operating Partnership").   The Company owned an 82.7 and 81.7 percent general
partnership interest in the Operating Partnership at December 31, 1997 and 1996, respectively, which owns a portfolio of 48 properties consisting of 15 enclosed regional malls, 25 community centers, two free-standing retail properties and six mixed-use commercial properties. The tenant base includes primarily national, regional and local retailers; as such, the Company's credit risk is concentrated in the retail industry.

Basis of Presentation

      The accompany consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled affiliates. During 1995, the Operating Partnership used the equity method to account for a 30 percent limited partnership interest in a partnership owning a regional mall. Commencing in 1996, the Operating Partnership discontinued recording its proportionate interest in the losses generated by this partnership, as it was not required to fund such losses.
During 1997, the Operating Partnership acquired the remaining 70 percent interest in this partnership.

      The effect of all significant intercompany balances and transactions have
been eliminated in the consolidated presentation.   Certain amounts in the 1996
and 1995 financial statements have been reclassified to conform with the 1997 presentation.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING

Real Estate Assets

      Real estate assets are stated at cost less accumulated depreciation. At each balance sheet date, the Company reviews book values of real estate assets for possible impairment based upon expectations of future nondiscounted cash flows (excluding interest) from each property.

      Costs directly related to the acquisition and development of real estate assets, including overhead costs directly attributable to property development are capitalized. Interest and real estate taxes incurred during the development and construction period are capitalized.

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

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

Revenue Recognition

      Certain minimum rents are recognized monthly based upon amounts which are currently due from tenants, when such amounts are not materially different than recognizing the fixed cash flow over the initial term of the lease using the straight-line method. All other minimum rents are recognized using the straight-line method. Percentage rents are recognized monthly on an accrual basis based on estimated annual amounts. The Company receives reimbursements from tenants for certain costs as provided in the lease agreements. These costs consist of real estate taxes, insurance, common area maintenance and other recoverable costs. Recoveries from tenants are recognized monthly on an accrual basis based on estimated amounts.

      An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying balance sheet are shown net of allowance for doubtful accounts of $570 and $489 as of December 31, 1997 and 1996, respectively.

Restricted Cash

      Restricted cash reflects cash restricted under terms of a loan agreement to be used for certain capital expenditures and funds held in reserve by a trustee for interest payments on borrowings.

Deferred Charges

      Deferred charges consists principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis over the terms of the respective agreements. Deferred charges in the accompanying consolidated balance sheet are shown net of accumulated amortization of $5,857 and $6,064 as of December 31, 1997 and 1996, respectively.

Income Taxes

      The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. To qualify as a REIT, the Company must distribute annually to its shareholders at least 95% of its REIT taxable income, as defined in the Code, and satisfy certain other requirements. As a result, the Company generally will not be subject to federal income taxation at the corporate level on the income it distributes to shareholders.

      As of December 31, 1997, the net assets as reported in the Company's consolidated financial statements exceeded the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership, by approximately $129,664.

Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other event and circumstances from nonowner sources. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires comparative information from earlier years to be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially impact the presentation or form of its financial statements.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.


3.    ACQUISITIONS AND DEVELOPMENTS

Acquisitions

      On  December 30, 1997, the Operating Partnership acquired Salem Center, a
mall located  in  Salem,  Oregon  for  $32,500.   The  acquisition was financed
utilizing borrowings on its $200,000 unsecured credit facility.

      On June 30, 1997, the Operating Partnership acquired Visalia Mall located in Visalia, California for $38,000. The acquisition was financed principally from borrowings.

      On June 1, 1997, the Operating Partnership acquired the remaining 70% interest in Silver Lake Mall, Ltd. a Limited Partnership owning Silver Lake Mall located in Coeur d'Alene, Idaho. Prior to the acquisition, the Operating Partnership held a 30% interest in the partnership. The acquisition was financed by issuing 72,000 Operating Partnership Units ("OP Units") and assuming debt totaling $24,755.

      On April 4, 1996,  the  Operating  Partnership  acquired Grand Teton Mall
located in Idaho Falls, Idaho for approximately $34,400.   The  acquisition was
financed utilizing borrowings from a credit facility.


Developments

      The Operating Partnership, through its consolidated partnership Spokane Mall Development Company Limited Partnership, completed the development of Spokane Valley Mall located in Spokane, Washington and held a grand opening on August 13, 1997. The mall contains approximately 689,000 square feet of total gross leasable area ("Total GLA"). The partnership expended a total of $57,855 for the development. At December 31, 1997, the Operating Partnership had leased approximately 89% of the mall.

      The Operating Partnership has initiated the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Company, LTD. The mall will add approximately 750,000 square feet of Total GLA. At December 31, 1997, the partnership had expended $30,490 for development costs and anticipates expending an additional $23,039 to complete the development during 1998.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    BORROWINGS



                                                              December 31,
                                                            1997       1996
                                                            ----       ----

Credit Facility, unsecured; weighted average
 interest at 6.75 percent during 1997                    $ 127,000    $     --

Notes, secured by real estate; interest at 6.37 percent;
 due in 2001                                                95,000      95,000

Construction Loan, secured by real estate; interest at
 7.41 percent as of December 31, 1997, due in 1999          43,009      16,943

Mortgage payable, secured by real estate; interest at
 8.5 percent, due in 2000                                   12,827          --

Other notes payable, secured by real estate;
 interest ranging from 7.0 to 9.99;
 maturing 2000 to 2095                                       5,554       2,232

Credit Facility, secured by real estate;
 interest at 115 basis points over AAA commercial paper         --      44,000

Credit Facility, unsecured; interest at
 175 basis points over LIBOR                                    --       4,200

                                                           -------  ----------
                                                           283,390  $  162,375
                                                           =======  ==========

Credit Facilities

      On October 16, 1997, the Operating Partnership obtained a $150,000 three year unsecured credit facility (the "1997 Credit Facility") from a group of banks. On December 18, 1997, the amount was increase to $200,000. The facility has a three year term and bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The 1997 Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank group. The facility will be used for general corporate purposes including development, working capital, equity investments, repayment of amounts outstanding under its other credit facilities, repayment of indebtedness and/or amortization payments. The facility contains restrictive covenants including limitations on the amount of secured and unsecured debt, and requires the Operating Partnership to maintain certain financial ratios. At December 31, 1997, the Operating Partnership was in compliance with these covenants. For the year ended December 31, 1997, the Operating Partnership paid commitment fees totaling $50.

      On November 7, 1997, the Operating Partnership borrowed $85,000 from the 1997 Credit Facility and utilized the proceeds to retire and cancel previously existing credit facilities and to pay for development activities. Deferred financing costs related to the canceled credit facilities were written-off resulting in an extraordinary loss of $133, net of minority interest. On December 29, 1997, the Operating Partnership borrowed an additional $42,000 to pay for the acquisition of Salem Center (Note 3) and for development activities. At December 31, 1997, the 1997 Credit Facility had a balance of $127,000.

      On March 8, 1995, the Operating Partnership entered into a $50,000 secured credit facility agreement which provided for a two year commitment with an option to extend for an additional year (which option was exercised on January 22, 1997). Borrowings under this agreement were collateralized by certain real estate assets. The credit facility bore interest at a floating rate equal to 115 basis points over the established rate of AAA commercial paper and was guaranteed by the Company. For the year ended December 31, 1997 and 1996, the Operating Partnership paid commitment fees totaling $280 and $200, respectively. On November 7, 1997, borrowings under this credit facility were retired and the facility was canceled.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    BORROWINGS (CONTINUED)

      On January 22, 1996, the Operating Partnership entered into a $25,000 unsecured credit facility agreement which provided for a two year commitment with an option to extend for an additional year (which option was exercised on January 24, 1997). On October 6, 1997, the limit was raised to $40,000. For the year ended December 31, 1997 and 1996, the Operating Partnership paid commitment fees totaling $86 and $67, respectively. On November 7, 1997, borrowings under this credit facility were retired and the facility was canceled.

Notes

      On January 21, 1994, a subsidiary of the Operating Partnership issued $95,000 in secured notes bearing interest at 6.37% per annum. The notes require quarterly interest payments and a principal payment of $11,875 on January 21, 2000 with the remaining balance due on January 21, 2001. The subsidiary has an option to extend the notes to January 21, 2003.

Construction Loan

      On July 30, 1996, Spokane Mall Development Company Limited Partnership, a consolidated partnership, of which the Operating Partnership is the general partner, entered into a $50,000 construction facility. The loan bears interest at a variable interest rate indexed to the LIBOR rate. The proceeds from this facility have been used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan has a three year term with an optional two year extension, is secured by the Spokane Valley Mall and is guaranteed by the Operating Partnership. At December 31, 1997, the loan had a balance of $43,009.

Mortgage Payable

      In June 1997, the Operating Partnership assumed a mortgage note of $24,755 as part of the acquisition of Silver Lake Mall (Note 3) and retired portions of the debt principally using borrowings under a credit facility. The assumed debt bears interest at 8.5% per annum and has a maturity date of October 1, 2000 when a balloon payment of $11,971 is due. At December 31, 1997 the loan had a balance of $12,827.

Interest Rate Protection Agreement

      In December 1997, the Operating Partnership entered into an interest rate protection agreement with a notional value of $100,000 and a forward yield of 5.74% based on the 10-year treasury note. This interest rate protection agreement will be used to hedge the interest rate on an anticipated offering of unsecured debt. At December 31, 1997, the fair value of this instrument, as estimated by dealers was $0.

Scheduled Principal Repayments

      The following summarizes the scheduled maturities of borrowings at December 31, 1997:

      Year                                                                Total
      ----                                                              -------
      1998......................................................        $   560
      1999......................................................         43,589
      2000......................................................        151,145
      2001......................................................         84,741
      2002......................................................             41
      Thereafter................................................          3,314

                                                                     $  283,390
                                                                     ==========

                                 JP REALTY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.    Capital Stock

      The authorized capital stock of the Company consists of 200,000,000 shares of capital stock, of which 124,800,000 shares are classified as Common Stock, 200,000 shares are classified as Price Group Stock, and 75,000,000 shares are classified as Excess Stock. Each holder of Common and Price Group Stock shall be entitled to one vote for each share held. Shares of Price Group Stock shall have the right, voting as a separate class, to elect two directors of the Company. Cash dividends for shares of Price Group Stock shall be equal to 80 percent of the amount payable on each share of Common Stock. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number of shares of Common Stock, if certain requirements are met.

      On January 28, 1997, the Company sold 1,500,000 shares of common stock in an underwritten public offering at $27.13 per share. Net proceeds of $38,632 were contributed to the Operating Partnership in exchange for additional partnership units and were principally used to repay indebtedness incurred by the Operating Partnership to fund acquisition activities.

      On August 7, 1995, the Company sold 2,750,000 shares of common stock in an underwritten public offering at $20.50 per share. Net proceeds of $52,887 were contributed to the Operating Partnership in exchange for additional partnership units and were principally used to repay indebtedness incurred by the Operating Partnership to fund acquisition activities.


6.    Rental Income

      Substantially all real estate held for investment is leased to retail and commercial tenants under arrangements which generally require the tenants to pay property taxes, insurance and maintenance charges. These operating leases generally range from 1 to 25 years and provide for minimum monthly rents and in certain instances percentage rents based on the tenants' sales.

      All non-cancelable leases, assuming no new or renegotiated leases or option extensions, in effect at December 31, 1997 provide for the following minimum future rental income:


  YEAR                                                                  TOTAL
  ----                                                               --------
  1998.........................................................      $ 54,604
  1999.........................................................        59,103
  2000.........................................................        53,420
  2001.........................................................        48,026
  2002.........................................................        41,316
  Thereafter                                                          243,117
                                                                      -------
                                                                    $ 499,586
                                                                     =========

                                   JP REALTY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.    Commitments and Contingencies

      Future  minimum  rental  payments  under  the terms of all non-cancelable
operating  leases  under  which  the  Operating  Partnership   is  the  lessee,
principally for ground leases, are as follows:

      YEAR                                                            TOTAL
      ----                                                           --------
      1998......................................................     $    971
      1999......................................................          983
      2000......................................................          986
      2001......................................................          998
      2002......................................................        1,011
      Thereafter                                                       27,323
                                                                     --------
                                                                     $ 32,272
                                                                     ========

      The Company is a defendant in certain litigation relating to its business
activities.   Management  does not believe that the resolution of these matters will have a materially adverse effect upon the Company.


8.    Supplemental Disclosure of Cash Flow Information

      During the years ended December 31, 1997 and 1996, non-cash investing and financing transactions included an increase in accounts payable of $3,861 related to development activities, the assumption of debt related to the acquisition of Salem Center totaling $494 in December 1997, the assumption of debt related to the acquisition of Silver Lake Mall totaling $24,755 in June 1997, and the write-off of capitalized tenant allowances of $406 and $159, respectively. In addition, the holders of Operating Partnership Units elected to convert 4,000 and 16,000 OP Units, having a recorded value of $40 and $164, into common stock for the years ended December 31, 1997 and 1996, respectively.

      Interest paid (net of capitalized amounts of $3,509, $1,261 and $788, for the years ended December 31, 1997, 1996 and 1995) aggregated $8,276, $7,707, and $6,597, for the years ended December 31, 1997, 1996 and 1995, respectively.

      Purchase of the remaining 70% interest in Silver Lake Mall, Ltd.:


      72,000 Operating Partnership Units issued                       $  1,863
      Book value of 30% equity investment in Silver Lake Mall, Ltd.     (1,555)
      Debt assumed                                                      24,755
                                                                      --------
                                                                      $ 25,063
                                                                      ========

9.    Related Party Transactions

      On January 2, 1996, the Operating Partnership purchased an interest in an affiliated limited partnership for $1,200. The affiliated limited partnership's only asset was its ownership in Operating Partnership Units. In June 1996, the affiliated limited partnership was liquidated and 66,000 Operating Partnership Units were received by the Operating Partnership in such liquidation. To account for this transaction, the Operating Partnership recorded a reduction in minority interest liability for the book value of the acquired partner's interest of $705, and recognized the excess cost over book value of $495 as an asset on the Operating Partnership's books. This excess cost is being amortized over 40 years.

      The Operating Partnership leases computer services from Alta Computer Services, Inc. ("Alta"). Alta is majority owned by three directors of the Company. The Operating Partnership paid $200, $194 and $196 in 1997, 1996 and 1995, respectively, for such services.

                                  JP REALTY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.    Related Party Transactions (continued)

      The Operating Partnership has entered into a management agreement under which the Operating Partnership performs certain accounting and management functions on behalf of a company, whose majority owner is the Chairman of the Board of Directors of the Company. Management fees collected by the Operating Partnership under this agreement totaled $72 for each of the three years ended December 31, 1997.


10.   Stock Incentive Plan

      On October 26, 1993, the Company adopted the 1993 Stock Option Plan which authorizes the discretionary grant by the Executive Compensation Committee, of options intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code, to key employees of the Company and the discretionary grant of nonqualified stock options to key employees, directors and consultants of the Company. The maximum number of shares of common stock subject to option under the Company's Plan is 1,100,000. No stock options may be granted after ten years from the date of adoption and options must be granted at a price generally not less than the fair market value of the Company's common stock at the date of grant. These options vest over a period of one to five years.


A summary of the Company's stock option plan is set forth below:

                                              1997                  1996                1995
                                      -------------------    ------------------   -----------------
                                                  Weighted              Weighted             Weighted
                                                  Average                Average              Average
                                                  Exercise              Exercise             Exercise
                                        SHARES    PRICE        SHARES    PRICE       SHARES     PRICE
                                      --------   ---------    -------   --------   --------- --------
Outstanding at beginning of year       558,000   $  17.99     494,000   $ 17.56    550,000   $  17.54
 Granted                                 7,000      25.38     107,000     20.02      7,000      19.13
 Exercised                             (12,000)     18.64     (22,000)    17.57    (55,000)     17.50
 Forfeited                                  --         --     (21,000)    18.85    ( 8,000)     17.50
                                      --------   ---------    -------   --------   --------- --------
Outstanding at end of year             553,000*  $  18.07     558,000   $ 17.99    494,000   $  17.56


   Exercisable at end of year          277,000   $  17.87     178,000   $ 17.77    96,000    $  17.83
                                      ========  ==========    =======   ========   ========= ========

* The weighted average remaining contractual life of options outstanding as of December 31, 1997 was 8 years. The range of option prices was $17.50 to $25.38 per share.

                                   JP REALTY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.   Stock Incentive Plan (continued)

      The Company has applied Accounting Principals Board Opinion 25 and selected interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized. Had compensation costs for the Company's plan been determined based on the fair value at the grant date for options granted in 1997, 1996 and 1995, respectively, in accordance with the method required by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the proforma amounts as follows:


                                                          FOR THE YEAR ENDED DECEMBER 31
                                                         ---------------------------------
                                                            1997        1996       1995
                                                         ---------   ---------    --------
Net income
 As reported                                             $  27,321   $  23,370    $ 18,178
 Proforma                                                $  27,283      23,334      18,164

Basic net income per share
 As reported                                             $    1.56   $    1.46    $   1.27
 Proforma                                                     1.56        1.45        1.27

Diluted net income per share
 As reported                                             $    1.55   $    1.45    $   1.26
 Proforma                                                     1.55        1.45        1.26


      The fair value of each option grant was estimated on the date of grant using the Black-Sholes options pricing model using the following assumptions:

                                                          For the Year Ended December 31
                                                         ---------------------------------
                                                            1997        1996       1995
                                                         ---------   ---------    --------
Risk free interest rate                                     6.76%       5.50%      6.96%
Dividend yield                                              7.00%       7.00%      7.00%
Expected life                                             9 years     10 years   10 years
Expected volatility                                        16.50%      16.00%     20.00%

Weighted average per share
 fair value of an option granted during the year        $   2.53     $  1.47   $   2.34


11.   Employee Benefit Plan

      The Company has a 401(k) profit sharing plan which permits participating employees to defer up to a maximum of 15% of their compensation. The Company matches 50% of the qualified employees' contributions up to a maximum of $1 per employee each year. Employees working a minimum of 1,000 hours per year who have completed at least one year of service and attained the age of 21 are qualified to participate in the plan. The employees' contributions are immediately vested. Additionally, the Company annually contributes 3% of base salary to the plan for each qualified employee. Contributions from the Company vest at 20% per year. The Company's contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were $225, $190, and $159, respectively.

                                 JP REALTY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.   Fair Value of Financial Instruments

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

      The carrying value of cash, accounts receivable, accounts payable and accrued expenses at December 31, 1997 and 1996 are reasonable estimates of their fair values because of the short maturity of these financial instruments.

      Borrowings with an aggregate carrying value of $283,390 and $162,375 have an estimated aggregate fair value of $283,533 and $158,287 at December 31, 1997 and 1996, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of borrowings with similar terms and remaining maturities.


13.   Earnings Per Share

      Earnings per share "EPS" have been computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share" which became effective after December 15, 1997; all periods prior thereto have been restated to conform with the provisions of this Statement.

      The following table provides a reconciliation of both income before extraordinary items and the number of common shares used in the computations of "basic" EPS, which utilizes the weighted average number of common shares outstanding without regard to potentially dilutive common shares and "diluted" EPS, which includes all such shares.


                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    1997       1996      1995
                                                 --------    --------   --------
Income (Numerator):
  Before extraordinary item                      $ 27,454    $ 23,370   $ 18,178
                                                 ========    ========   ========

Shares (Denominator):
  Basic-average common shares outstanding          17,471     16,048      14,345
  Add: Dilutive effect of stock options               166         85          66
                                                 --------    -------     -------
  Diluted shares                                   17,637     16,133      14,411
                                                 ========    ========   ========
Per-Share Amounts - Income before
  extraordinary item
 Basic                                            $ 1.57     $  1.46     $  1.27
                                                 ========    ========   ========
  Diluted                                         $ 1.56     $  1.45     $  1.26
                                                 ========    ========   ========

      Options to purchase 553,000, 558,000 and 494,000 shares of common stock
were outstanding at   December 31, 1997, 1996 and 1995, respectively (Note 10),
a portion of which has been reflected above using the treasury stock method.

                                  JP REALTY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.   Quarterly Financial Information (Unaudited)

      Financial information for each of the quarters in the years ended December 31, 1997 and 1996 are as follows:

                                           FIRST    SECOND    THIRD   FOURTH     TOTAL
                                         -------- --------- -------- --------  --------
   YEAR ENDED
DECEMBER 31, 1997
Total Revenues........................   $ 18,375 $ 18,617  $ 21,773 $ 24,208  $ 82,973
Income Before Extraordinary Item
 and Minority Interest................      7,484    8,400     8,168   9,077     33,129
Net Income............................      6,214    6,968     6,760   7,379     27,321
Basic Earnings Per Share..............        .36      .40       .38     .42       1.56
Diluted Earnings Per Share............        .36      .40       .38     .41       1.55
Distributions Declared Per Share......       .435     .435      .435     .45      1.755*




                                           FIRST    SECOND    THIRD   FOURTH     TOTAL
                                         -------- --------- -------- --------  --------
  YEAR ENDED
DECEMBER 31, 1996
Total Revenues........................   $ 16,942 $ 18,407 $ 18,497  $ 19,103 $  72,949
Income Before Extraordinary Item
 and Minority Interest................      6,721    7,155    7,023     7,715    28,614
Net Income............................      5,486    5,840    5,749     6,295    23,370
Basic Earnings Per Share..............        .34      .36      .36       .40      1.46
Diluted Earnings Per Share............        .34      .36      .36       .39      1.45
Distributions Declared Per Share.......      .420     .420     .420      .435     1.695*


* Of which $.194 and $.212 represents a non-taxable return of capital for the years ended December 31, 1997 and 1996, respectively.


15.   Pro Forma Financial Information (Unaudited)

      The following unaudited proforma summary financial information for the years ended December 31, 1997 and 1996, is presented as if the acquisitions of Grand Teton Mall, Silver Lake Mall, Visalia Mall, Salem Center and the additional common stock offering on January 22, 1997, had been consummated as of January 1, 1997 and January 1, 1996, respectively:

                                                       1997      1996
                                                     --------  --------
       Revenues.............................         $ 92,602  $ 88,620
       Income Before Extraordinary Item.....           28,104    26,167
       Net Income...........................           27,971    26,167

       Basic Earnings Per Share:
         Income Before Extraordinary Item...             1.60      1.49
         Net Income.........................             1.59      1.49
       Diluted Earnings Per Share:
         Income Before Extraordinary Item...             1.58      1.48
         Net Income.........................             1.58      1.48


      The proforma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisitions and offering been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

                                                                  SCHEDULE II

                                    JP REALTY, INC.
                           VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)

                                            Balance at
                                            Beginning   Charged to           Balance at
                                             of Year    Expense   Deductions End of Year
                                            ----------  ---------- ---------- -----------
Year ended December 31, 1997
 Allowance for uncollectible accounts         $   489    $  346     $  265      $  570

Year ended December 31, 1996
 Allowance for uncollectible accounts         $   504    $  340     $  355       $ 489

Year ended December 31, 1995
 Allowance for uncollectible accounts         $   437    $  258     $  191       $ 504



                                                                                SCHEDULE III
                                        JP REALTY, INC.
                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        DECEMBER 31, 1997
                                      (DOLLARS IN THOUSANDS)


                                                      Capitalized  Gross Amount at Which Carried
                                      Initial Costs    Subsequent        at Close of Period                 Date            Deprec-
                                     ----------------                  -----------------------------         of              iable
                         Related            Building &      to              Bldg. &            Accumulated Constru-  Date    Lives
Description            Encumbrances  Land  Improvements Acquisition  Land   Improv.   Total(1) Depreciation ction   Acquired Years
-----------            ------------ ------ ------------ ----------- ------ ---------  -------- ------------ ------- -------- -----
MALLS:
Animas Valley
  Mall, Farmington, NM $        --  $3,902 $    24,059    $     28   $3,902 $ 24,087   $27,989  $    1,518       --  1995       40
Boise Towne Square,
  Boise, ID                 32,475   6,512          --      37,045    6,512   37,045    43,557      12,455  1987-88  1985-86  5-40
Cache Valley Mall,
  Logan, UT                  5,781     909          --       8,419      909    8,419     9,328       4,209  1975-76  1973-75 10-40
Cottonwood Mall,
  Salt Lake City, UT        19,857   7,514      20,776      30,851    7,514   51,627    59,141      18,048  1981-87  1980     4-40
Eastridge Mall,
  Casper, WY                    --   4,300      19,896       3,421    4,300   23,318    27,618       1,321       --  1995       40
Grand Teton Mall,
  Idaho Falls, ID               --   5,802      28,614          92    5,802   28,706    34,508       1,252       --  1996       40
North Plains Mall,
  Clovis, NM                 5,472   1,592          --      10,863    1,592   10,863    12,455       3,409  1984-85  1979-84 10-40
Pine Ridge Mall,
  Pocatello, ID             10,019   1,883          --      21,566    1,883   21,566    23,449       7,916  1979-81  1979    10-40
Red Cliffs Mall,
  St. George, UT             6,132     903          --      12,846      903   12,846    13,749       2,913  1989-90  1989     3-40
Salem Center Mall,
  Salem, OR                     --   1,704      30,504          --    1,704   30,504    32,208          --       --  1997       40
Silver Lake Mall,
  Coeur d'Alene, ID         12,827   4,055      21,379         181    4,055   21,560    25,615         293       --  1997       40
Spokane Valley Mall,
  Spokane, WA               43,009   6,645      34,341      16,869    6,645   51,210    57,855         475  1990-97  1990       40
Three Rivers Mall,
  Kelso, WA                 10,175   1,977          --      20,380    1,977   20,380    22,357       4,971  1986-87  1984    10-40
Visalia Mall,
  Visalia, CA                   --   6,146      31,812         834    6,146   32,645    38,791         397       --  1997       40
White Mountain Mall,
  Rock Springs, WY           5,083   1,120          --      15,789    1,120   15,789    16,909       6,053  1977-78  1977       40

COMMUNITY CENTERS &
  FREE-STANDING RETAIL:

Alameda Plaza,
  Pocatello, ID                 --     500          --       3,365      500    3,365    3,865        1,837     1973  1973       40
Anaheim Plaza,
  Anaheim, CA                   --      --          --          54       --       54       54           30  1980-81  1979       40
Austin Bluffs Plaza,
  Colorado Springs, CO          --   1,488          --       1,943    1,488    1,943    3,431          594     1985  1979     3-40
Bailey Hills Plaza,
  Eugene, OR                    --     157          --         317      157      317      474           51  1988-89  1988       40
Bank One, Nephi, UT             --      17         183          --       17      183      200          140       --  1976       40
Baskin Robbins 17th St.,
  Idaho Falls, ID               --       9          67           7        9       74       83           18       --  1988       40
Boise Plaza, Boise, ID          --     322          --       1,382      322    1,382    1,704          900  1970-71  1970       40
Boise Towne Plaza,
  Boise, ID                     --   3,316       4,243       1,049    3,316    5,292    8,608           15  1996-97  1996-97    40
Cottonwood Square,
  Salt Lake City, UT            --   1,926       3,535          --    1,926    3,535    5,461          177       --  1995       40
Division Crossing,
  Portland, OR                  --   2,429          --       4,483    2,429    4,483    6,912          813  1990-91  1990    20-40
Fort Union Plaza,
  Salt Lake City, UT            --      21          --       1,673       21    1,673    1,694          628  1979-84    --       40
Fremont Plaza,
  Las Vegas, NV                 --      --          --       2,254       --    2,254    2,254        1,132  1976-80    --       40
Fry's Shopping Plaza,
  Glendale, AZ                  --     353          --       4,582    1,254    3,682    4,936        1,544  1980-81  1980       40
Gateway Crossing,
  Bountiful, UT                 --   3,644          --       8,480    3,644    8,480   12,124        1,052  1990-92  1990       40

                                                                           F-19


                                                       JP REALTY, INC.
                                                                                                               SCHEDULE III
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                                      DECEMBER 31, 1997
                                                   (DOLLARS IN THOUSANDS)

                                                      Capitalized  Gross Amount at Which Carried
                                      Initial Costs    Subsequent        at Close of Period                 Date            Deprec-
                                     ----------------                  -----------------------------         of              iable
                         Related            Building &      to              Bldg. &            Accumulated Constru-  Date    Lives
Description            Encumbrances  Land  Improvements Acquisition  Land   Improv.   Total(1) Depreciation ction   Acquired Years
-----------            ------------ ------ ------------ ----------- ------- --------- -------- ------------ ------- -------- -----
Halsey Crossing,
  Gresham, OR                  --       --          --        2,302      --     2,302     2,302       492    1989-91     --    4-40
North Temple Shops,
  Salt Lake City, UT           --       60          --          177      60       177       237        83    1970      1970      40
Orem Plaza Center
  Street, Orem, UT             --      371         330        1,091     344     1,448     1,792       592    1976-87   1973   10-40
Orem Plaza State
  Street, Orem, UT             --      126          --          687     126       687       813       345    1975      1973   29-40
Plaza 800, Sparks, NV          --       33       2,969           38      33     3,007     3,040     1,665    1974        --      40
Plaza 9400, Sandy, UT          --       --          --        4,514      --     4,514     4,514     1,916    1976-84     --   10-40
Red Cliffs Plaza,
  St. George, UT               --       --       2,403           --      --     2,403     2,403       195    1994-95 1994-95     40
River Pointe Plaza,
  West Jordan, UT              --    1,130          --        2,668   1,130     2,668     3,798       727    1987-88 1986-87   5-40
Riverside Plaza, Provo, UT     --      427       1,886        1,289     427     3,175     3,602     1,461    1978-81    1977     40
Twin Falls Crossing,
  Twin Falls, ID               --      125          --          776     125       776       901       407    1976       1975     40
University Crossing,
  Orem, UT                     --      230          --        4,424     230     4,424     4,654     1,681    1971-92    1971     40
Woodlands Village,
  Flagstaff, AZ                --    2,068       5,329          228   2,068     5,557     7,625       455      --       1994     40
Yellowstone Square,
  Idaho Falls, ID              --      355          --        4,552     355     4,552     4,907     2,554    1972-77    1972     40

  COMMERCIAL:
First Security Place,
  Boise, ID                    --      300          --        3,249     300     3,249     3,549     1,471    1978-80    1978  10-40
Price Business Center-
  Commerce Park,
  West Valley City, UT         --      415       2,109        8,509   1,147     9,886    11,033     1,349    1980    1973-95     40
Price Business
  Center-Pioneer Square,
  Salt Lake City, UT           --      658          --       10,468     658    10,468    11,126     3,311    1974-92    1973   3-40
Price Business
  Center-South Main,
  Salt Lake City, UT           --      317          --        2,469     317     2,469     2,786     1,298    1967-82 1966-81   3-40
Price Business Center-
  Timesquare,
  Salt Lake City, UT           --      581          --        9,019     581     9,019     9,600     3,544    1974-80 1972-80   5-40
Sears-Eastbay, Provo, UT    1,927      275          --        2,079     275     2,079     2,354       457    1989-90    1989     40

  OTHER REAL ESTATE:
Provo Towne Centre,
  Provo, UT                 3,000   13,829      16,661           --  13,829    16,661    30,490        --    1997(2)    1997     40
Miscellaneous Real Estate      --    3,471          17        7,029   3,471     7,045    10,516       240      --    1980-95     40
                          -------  ------- -----------   ---------- ------- ---------  --------   -------
  TOTAL                 $ 155,763 $ 93,917 $   251,113   $  274,341 $95,523 $ 523,848  $619,371 $  98,404
                        ========= ======== ===========   ========== ======= =========  ======== =========

(1)  The  aggregate  cost  for  Federal  Income  Tax purposes was approximately $642,645 at December 31, 1997.
(2) Construction in progress as of December 31, 1997.

                                                  JP REALTY, INC.
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1997
                                               (DOLLARS IN THOUSANDS)



        A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                  1997       1996       1995
                                                              ----------- ---------- -----------
Real Estate Investments:
 Balance at Beginning of Year                                  $  453,241  $ 388,205  $  321,242
  Acquisitions                                                     96,615     37,055      59,081
  Improvements                                                     69,921     28,268       9,903
  Disposition of Property                                            (406)      (287)     (2,021)
                                                              ----------- ----------  ----------
 Balance at End of Year                                        $  619,371  $ 453,241  $  388,205
                                                              =========== ==========  ==========

Accumulated Depreciation:
 Balance at Beginning of Year                                  $   87,318  $  77,462  $   69,660
  Depreciation                                                     11,492     10,015       9,386
  Depreciation of Disposed Property                                  (406)      (159)     (1,584)
                                                              ----------- ----------  ----------

 Balance at End of Year                                        $   98,404  $  87,318  $    77,462
                                                              ===========  =========  ===========