Form 10-K405/A
period 1997-12-31
JP REALTY INC
filed 1998-05-08
CIK 912080

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

                                                            Yes /X/   No / /

      Indicate  by check mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $433,271,925 as of March 10, 1998. The aggregate market value has been computed based on a price of $25 per share, the closing price of the stock on the New York Stock Exchange on March 10, 1998. Shares Outstanding at March 10, 1998 17,416,952 Shares of Common Stock, par value $.0001 per share. 200,000 Shares of Price Group Stock, par value $.0001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

   Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report of Form 10-K/A may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of JP Realty, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


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


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following information is furnished regarding the Directors of the Company.

  JOHN PRICE, age 64, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1993. Mr. Price formed Fairfax in 1972, and its predecessor, John Price Associates, Inc., a construction company, in 1957. Mr. Price has developed and built substantial retail and commercial real estate properties during his 40 years in the real estate industry and has been involved in all facets of real estate development, construction, leasing, management and financing. Mr. Price is a member of the Board of Directors and the Executive Committee of Alta Industries--Utah, Inc. (a distributor of ferrous and nonferrous metals and a manufacturer of roofing, siding, and other structural components). Mr. Price is also a member of the NAREIT Legislative Advisory Council, a trustee of the University of Utah, a member of the Board of Directors of the Utah State Fairpark Corporation which operates the Utah State Fairgrounds and a member of the Advisory Board of the First Security Bank of Utah, N.A. Mr. Price is a graduate of the University of Utah.

  G. REX FRAZIER, age 54, has served as President, Chief Operating Officer and a Director of the Company since September 1993. Mr. Frazier has served as President and Chief Operating Officer of Fairfax since 1986, prior to which he had served as Executive Vice President, Vice President--Finance and Director of Finance. Mr. Frazier has been involved in the real estate industry since 1976. He is a certified public accountant and, prior to joining Fairfax, worked as an audit supervisor with Touche Ross & Company. Mr. Frazier is a graduate of the University of Utah.

  WARREN P. KING, age 60, has been a Director since the formation of the Company and was appointed Vice Chairman of the Board of Directors in August 1994. Prior to the formation of the Company, Mr. King served as Vice Chairman of the Board of Directors and Chairman of the Finance Committee of Fairfax beginning in 1977, and has been involved in the real estate industry since 1974. He is the President and Chief Executive Officer and director of Alta Industries--Utah, Ltd. Mr. King is also a director of A.T.S. Industrial Supply (an industrial tool and supply distributor). He is a certified public accountant and is a graduate of Stevens Henager Business College.

  JAMES A. ANDERSON, age 62, has been a Director since the formation of the Company. From April 1978 to March 1993, Mr. Anderson was the Chairman of the Board of Directors of the State of California Mining and Geology Board. He also was the Executive Vice President of Fulcrum Management, Inc. (a public and private natural resource venture capital investment company) from 1987 to 1991, and was a director of Venture Trident Ltd. Partnership (the parent company of Fulcrum Management, Inc.). He also served as a director of Homestake Mining Company from 1980 to 1987 and as Executive Vice President from 1979 to 1987. Mr. Anderson received his bachelor's degree in geological engineering from the University of Utah, a masters degree in mining geology and a doctorate degree in economic geology from Harvard University and a degree in business administration from the Stanford University Executive Program.

  SAM W. SOUVALL, age 77, has been a Director since the formation of the Company. Since 1979, Mr. Souvall has been Chairman of the Board of Alta Industries--Utah, Ltd. and, from 1970 to 1978, was President and Chief Executive Officer of that company. From 1972 to 1984, Mr. Souvall served as a director of Valley Bank & Trust Company and as Chairman of the Board of Directors from 1984 to 1988. Mr. Souvall also served as Chairman of the Board of Directors of Utah Bancorporation from 1980 to 1988, and as President and Chief Executive Officer of Souvall Bros. Intermountain Wholesalers from 1946 to 1969.

  ALLEN P. MARTINDALE, age 66, has been a Director since the formation of the Company. Since 1988, Mr. Martindale has served as the President of A.P.M. Associates (a management consulting firm). Mr. Martindale has served as a director of Smith's Food and Drug Center, Inc. (a retail food and drug store) since 1970 and served such company in several senior executive capacities since that date, including Chairman of the Board of Directors and Chief Executive Officer. He also served as President and Chief Executive Officer of Arden-Mayfair from 1964 to 1970. Mr. Martindale is a certified public accountant and a graduate of the University of California at Los Angeles.

  ALBERT SUSSMAN, age 81, has been a Director since the formation of the Company. Since January 1985, Mr. Sussman has been the Senior Advisor and a lifetime member of the Board of Trustees of the International Council of Shopping Centers, an organization of which he had previously served as executive head for 28 years. From 1987 to 1988, Mr. Sussman was consultant to LaSalle Partners (a national firm which specializes in the management and investment of real estate properties held by major corporations) and he also was a consultant to Kimco Realty Corporation (a public company owning/managing small and medium-size shopping centers). Mr. Sussman is a graduate of the City College of New York.

  The following information is furnished regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock ("10% Stockholders") to file with the Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% Stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms and amendments thereto filed during any given year.

  Based on review of the copies of such reports and amendments thereto furnished to the Company and representations from the Company's directors, executive officers and 10% Stockholders that no other reports were required to be filed, the Company believes that for the year ended December 31, 1997, the Company's directors, executive officers and 10% Stockholders complied with all
Section 16(a) filing requirements applicable to them.

   Information regarding Executive Officers appears in Item 4A of Part I of this Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and Chairman of the Board of Directors and to its President and Chief Operating Officer, Vice President and General Counsel, Vice President-Leasing/Development and Vice President-Chief Investment Officer and Secretary, the Company's four most highly compensated executive officers other than the Chief Executive Officer (together with the Chief Executive Officer, the "Named Executive Officers").

                                                         LONG-TERM
                              ANNUAL COMPENSATION  COMPENSATION  AWARDS
                             --------------------- ---------------------
  NAME AND PRINCIPAL                                    SECURITIES          ALL OTHER
      POSITIONS         YEAR SALARY($) BONUS($)(1) UNDERLYING OPTIONS(#) COMPENSATION($)
  ------------------    ---- --------- ----------- --------------------- ---------------
John Price(2)           1997 $118,500    $53,325            --             $13,313(3)
 Chairman of the Board  1996  115,000     86,250            --              11,767(4)
 and Chief Executive    1995  100,000     45,000            --               9,397(5)
 Officer

G. Rex Frazier          1997 $134,000    $60,300            --             $14,596(3)
 President and Chief    1996  130,000     97,500          12,500            11,007(4)
 Operating Officer      1995  125,000     56,250            --              16,440(5)

David R. Sabey          1997 $103,000    $20,394            --             $ 8,941(3)
 Vice President and     1996  100,000     33,000           5,000             8,925(4)
 General Counsel        1995   97,500     19,305            --               7,836(5)

Thomas L. Mulkey        1997 $103,000    $30,900            --             $ 8,981(3)
 Vice President--       1996  100,000     50,000          10,000             7,581(4)
 Leasing/Development    1995   97,000     29,100            --               8,293(5)

Paul K. Mendenhall      1997 $ 82,500    $24,750            --             $10,459(3)
 Vice President--       1996   80,000     40,000          10,000             9,194(4)
 Chief Investment       1995   77,500     23,250            --               9,272(5)
 Officer and Secretary

--------
(1) Bonuses received for 1995, 1996 and 1997 were paid in February, 1996, 1997 and 1998, respectively.
(2) Mr. Price receives a minimum of $100,000 in annual compensation and participates in other standard benefit programs available to senior executives generally pursuant to a year-to-year employment and non-competition agreement that was entered into on January 21, 1994, the closing date of the Company's initial public offering (the "IPO").
(3) Amounts received in 1997 for each of the Named Executive Officers are as follows:

                         HEALTH     LIFE                RETIREMENT
                        INSURANCE INSURANCE 401(K) PLAN    PLAN     TOTAL
                        --------- --------- ----------- ---------- -------
    John Price           $7,708    $1,053     $1,000      $3,552   $13,313
    G. Rex Frazier        9,147       432      1,000       4,017    14,596
    David R. Sabey        4,592       261      1,000       3,088     8,941
    Thomas L. Mulkey      4,632       261      1,000       3,088     8,981
    Paul K. Mendenhall    6,530       432      1,000       2,497    10,459

(4) Amounts received in 1996 for each of the Named Executive Officers are as follows:

                         HEALTH     LIFE                RETIREMENT
                        INSURANCE INSURANCE 401(K) PLAN    PLAN     TOTAL
                        --------- --------- ----------- ---------- -------
    John Price           $6,264    $1,053     $1,000      $3,450   $11,767
    G. Rex Frazier        5,675       432      1,000       3,900    11,007
    David R. Sabey        4,772       153      1,000       3,000     8,925
    Thomas L. Mulkey      3,370       153      1,000       3,058     7,581
    Paul K. Mendenhall    5,487       261      1,000       2,446     9,194

(5) Amounts received in 1995 for each of the Named Executive Officers are as follows:

                         HEALTH     LIFE                RETIREMENT
                        INSURANCE INSURANCE 401(K) PLAN    PLAN    TOTAL
                        --------- --------- ----------- ---------- ------
    John Price           $4,344    $1,053     $1,000      $3,000   $9,397
    G. Rex Frazier       11,258       432      1,000       3,750   16,440
    David R. Sabey        3,758       153      1,000       2,925    7,836
    Thomas L. Mulkey      4,230       153      1,000       2,910    8,293
    Paul K. Mendenhall    5,686       261      1,000       2,325    9,272

OPTION GRANTS FOR CALENDAR YEAR 1997

  No options were granted to any of the Named Executive Officers during 1997.

OPTION EXERCISES/VALUES OF UNEXERCISED OPTIONS

  The following table sets forth as to each of the Named Executive Officers information with respect to option exercises during 1997 and unexercised options on December 31, 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES(1)

                                                    NUMBER OF
                                              SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                      SHARES                 UNEXERCISED OPTIONS AT     IN-THE-MONEY OPTIONS
                     ACQUIRED                  FISCAL  YEAR-END(#)    AT FISCAL YEAR-END ($)(2)
                        ON         VALUE    ------------------------- -------------------------
       NAME         EXERCISE(#) REALIZED($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
------------------  ----------- ----------  ----------- ------------- ----------- -------------
John Price              --           --       106,000      106,000     $894,375     $894,375
G. Rex Frazier          625       $5,625       31,550       30,000      259,953      228,125
David R. Sabey          900        8,775       12,100       12,000       99,594       91,250
Thomas L. Mulkey        --           --        20,000       20,000      163,750      148,750
Paul K. Mendenhall      285        2,565       19,143       20,000      156,519      148,750

--------
(1) No SARs are held by any of the Named Executive Officers.
(2) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), values are calculated by subtracting the exercise price of an option from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $25.9375, the closing price of the Common Stock reported for the New York Stock Exchange on December 31, 1997.

REPORT ON EXECUTIVE COMPENSATION

  This report is presented to describe the compensation policies applied by the Executive Compensation Committee of the Board of Directors with regard to the Company's executive officers and the basis for the compensation of John Price, Chief Executive Officer of the Company, for the year 1997.

  Compensation Philosophy. The Company's compensation program for executive officers is based upon a desire to achieve both its short-term and long-term business goals and strategies with a view to enhancing stockholder value. To achieve its goals, the Company recognizes that it must adopt a compensation program which will attract, retain and motivate qualified and experienced executive officers and that its compensation program should align the financial interests of its executive officers with those of its stockholders.

  Compensation of Executive Officers (other than the Chief Executive Officer). Each year, the Executive Compensation Committee reviews the compensation of each executive officer of the Company for the previous year. In approving the 1997 annual salary for each of the executive officers, the Executive Compensation Committee considered several factors, including the individual's salary for the previous year, the individual's anticipated bonus (if any) for the previous year, the scope of the individual's responsibilities, the recommendations of management as to salary and bonus formula for the subsequent year, the Company's historical financial results and the Company's anticipated financial performance. The compensation determination for each individual was largely subjective, and no specific weight was given to any particular factor. In addition to their base salaries, these executive officers of the Company are eligible to participate in the Management Incentive Compensation Plan described below and to receive discretionary bonuses tied to their individual performances and the overall performance of the Company.

  Compensation of Chief Executive Officer. The Executive Compensation Committee determined the 1997 annual salary for John Price, Chief Executive Officer of the Company, based upon a number of factors and criteria, including the Company's historical financial results, the Company's anticipated financial performance and the requirements of Mr. Price. As Chief Executive Officer of the Company, Mr. Price is also eligible to participate in the Management Incentive Compensation Plan described below and to receive discretionary bonuses tied to his individual performance and the overall performance of the Company.

  1993 Stock Option Plan. The Company believes that providing executive officers with opportunities to acquire significant equity stakes in its growth and prosperity through the grant of stock options will enable the Company to attract and retain qualified and experienced executive officers. Stock options represent a valuable portion of the compensation program for the Company's executive officers. Stock options are generally awarded to executive officers at the time that they join the Company and periodically thereafter. The exercise price of stock options has thus been tied to the fair market value of the Company's Common Stock on the date of the grant, and will only have value if the value of the Common Stock increases. The size of the initial grants of stock options made to the existing executive officers was determined in connection with the formation of the Company. As of December 31, 1997, there has been only one additional grant of stock options under the plan. Future grants of stock options to executive officers will generally be made by the Executive Compensation Committee upon the recommendation of management and be based upon the level of each executive officer's position with the Company, an evaluation of the executive officer's past and expected future performance, the number of outstanding and previously granted options, and discussions with the executive officer.

  Management Incentive Compensation Plan. The Company established an incentive compensation plan for its officers beginning in 1995. The plan provides that each officer will earn a cash bonus for a calendar year equal to a percentage of his annual base salary provided that funds from operations per share of Common Stock increase at specified levels as compared to the previous year. The Executive Compensation Committee will review the plan at the end of each fiscal year to determine if it should be retained or revised to take into consideration future developments.

                       Executive Compensation Committee

                           Warren P. King, Chairman
                               James A. Anderson
                                Sam W. Souvall

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  John Price, Chief Executive Officer of the Company, is a director of Alta Industries--Utah, Ltd.; Warren P. King, a Director of the Company and the Chairman of the Executive Compensation Committee of the Company's Board of Directors, is the President and Chief Executive Officer of Alta Industries-- Utah, Ltd.

                            SHARE PERFORMANCE GRAPH

  The graph and table set forth below compare the cumulative total stockholder return on the Company's Common Stock for the period of January 1994 through December 1997, with the NAREIT Equity Retail REIT Total Return Index, the NAREIT Equity Mall REIT Total Return Index and the S&P 500 Index for the same period. The graph and table assume an investment of $100 in the Common Stock and each index on or about January 21, 1994, the date trading of the Common Stock commenced on the New York Stock Exchange, and the reinvestment of all dividends.


                    [SHARE PERFORMANCE GRAPH APPEARS HERE]



                        Jan. 31, 1994   Dec. 31, 1994   Dec. 31, 1995   Dec. 31, 1996   Dec. 31,1997
----------------------------------------------------------------------------------------------------
Equity Retail REIT         100.00           99.45          104.53          140.70          164.54
----------------------------------------------------------------------------------------------------
Equity Mall REIT           100.00          105.42          108.58          157.73          179.33
----------------------------------------------------------------------------------------------------
S & P 500 Index            100.00           98.02          134.71          165.64          220.92
----------------------------------------------------------------------------------------------------
JP Realty, Inc.            100.00          123.11          144.80          184.74          198.40
----------------------------------------------------------------------------------------------------

  The foregoing Share Performance Graph and the Report on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that the Company specifically incorporates such graph or report by reference and shall not otherwise be deemed filed under such acts.

  There can be no assurance that the Company's share performance will continue into the future with the same or similar trends depicted in the graph above. The Company will not make or endorse any predictions as to future share performance.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of March 31, 1998 regarding the beneficial ownership of the Company's Common Stock and Price Group Stock with respect to (i) each person known to the Company to be the beneficial owner of 5% or more of the Company's outstanding shares of Common Stock and Price Group Stock; (ii) the Named Executive Officers; (iii) the Company's directors; and (iii) all directors and executive officers of the Company as a group.

                         BENEFICIAL OWNERSHIP TABLE(1)

                                                      SHARES
          NAME AND BUSINESS ADDRESS                BENEFICIALLY         PERCENT OF
             OF BENEFICIAL OWNER                      OWNED               SHARES
---------------------------------------------      ------------         ----------
John Price(2)................................       3,167,868             15.43%

Warren P. King(3)............................         153,297                *

G. Rex Frazier(4)............................          78,365                *

Paul K. Mendenhall(5)........................          34,865                *

Sam W. Souvall(6)............................          33,061                *

Allen P. Martindale(7).......................          23,000                *

David R. Sabey(8)............................          19,061                *

Thomas L. Mulkey(9)..........................          11,291                *

James A. Anderson(10)........................           9,000                *

Albert Sussman(11)...........................           9,000                *

                                                      SHARES
          NAME AND BUSINESS ADDRESS                BENEFICIALLY         PERCENT OF
             OF BENEFICIAL OWNER                      OWNED               SHARES
---------------------------------------------      ------------         ----------
All Directors and Executive Officers
of the Company as a Group (13 Persons).......       3,606,567             17.23

Fairfax Realty, Inc.(12)
35 Century Park-Way
Salt Lake City, Utah 84115...................       2,967,313             14.60

Fairfax Holding, L.L.C.(13)
35 Century Park-Way
Salt Lake City, Utah 84115...................       2,967,313             14.60

Cohen & Steers Capital Management, Inc.(14)
757 Third Avenue
New York, New York 10017.....................       2,198,600             12.50

Grantham, Mayo, Van Otterloo & Co., LLC(15)
40 Rowes Wharf
Boston, Massachusetts 02110..................       1,502,500              8.54

The Equitable Companies Incorporated(16)
787 Seventh Avenue
New York, New York 10019.....................       1,321,100              7.50

--------
*   An asterisk indicates ownership of less than 1%.

(1) For purposes of this table, a person is deemed to be the beneficial owner of shares of Common Stock if that person has the right to acquire such shares within 60 days of the Record Date by the exercise of any stock option or any other right to convert or exchange outstanding securities. The Company is the sole general partner of, and owns an 83% interest in, the Operating Partnership. OP Units are exchangeable, at the option of the holders thereof, for shares of Common Stock on a one-for-one basis (subject to adjustment in the event of stock splits, dividends, combinations or reclassifications). OP Units and stock options held by a person are deemed to have been exchanged or exercised for the purpose of computing the percentage of outstanding shares of Common Stock beneficially owned by such person, but shall not be deemed to have been exchanged or exercised for the purpose of computing the percentage of outstanding shares of Common Stock beneficially owned by any other person. The Company has the right to convert any outstanding shares of Price Group Stock on a one-for-one basis into shares of Common Stock in the event that the combined direct or indirect economic interest held by the Price Group in the Operating Partnership falls below 10%. Even though such economic interest held by the Price Group is not below the 10% level, for purposes of this table, shares of Price Group Stock are deemed to be converted into an equivalent number of shares of Common Stock. Additionally, for the purposes of this table, a person or entity shall be deemed to be a beneficial owner of shares of Common Stock if such person or entity has or shares either investment or voting power with respect to such shares.

(2) Includes (i) 37,101 OP Units held by Mr. Price, (ii) 2,713,313 OP Units and 200,000 shares of Price Group Stock held by Fairfax Holding, L.L.C., a limited liability company in which Mr. Price holds an approximate 85% direct and indirect interest ("Holding"), (iii) 4,454 OP Units held by JPET, and (iv) options to purchase 159,000 shares of Common Stock. Mr. Price, through his control of Holding and JPET, exercises sole investment and voting power over the OP Units and shares of Price Group Stock held by such entities and disclaims beneficial ownership of the OP Units held by Holding and JPET, except to the extent of his approximate 85% interest in Holding and his approximate 6% interest in JPET.

(3) Includes (i) 80,952 OP Units held by Mr. King, (ii) 16,008 OP Units held by Mr. King's wife, Florence K. King, (iii) 29,337 OP Units held by W.P. King & Co., a partnership in which Mr. King holds an approximate 8.5% interest, and (iv) options to purchase 27,000 shares of Common Stock.

(4) Includes (i) 31,831 OP Units and (ii) options to purchase 43,515 shares of Common Stock.

(5) Includes (i) 7,187 OP Units and (ii) options to purchase 27,143 shares of Common Stock.

(6) Includes (i) 23,371 OP Units and (ii) options to purchase 9,000 shares of Common Stock. Of the shares of Common Stock reported in the table, 2,300 shares are owned of record by S.W. Souvall Co., a partnership in which Mr. Souvall and his wife each hold 2% general partner interests, and 2,300 shares are owned of record by Sary Enterprises, a partnership of which Mr. Souvall and his wife are 11% and 3% owners, respectively. Mr. Souvall disclaims beneficial ownership of the shares of Common Stock held by S.W. Souvall Co. and Sary Enterprises, except to the extent of Mr. and Mrs. Souvall's ownership interests therein.

(7) Includes options to purchase 1,000 shares of Common Stock.

(8) Includes (i) 1,595 OP Units and (ii) options to purchase 17,100 shares of Common Stock.

(9) Includes (i) 3,291 OP Units and (ii) options to purchase 8,000 shares of Common Stock.

(10) Includes options to purchase 9,000 shares of Common Stock.

(11) Includes options to purchase 3,000 shares of Common Stock.

(12) Includes 200,000 shares of Price Group Stock and 2,713,313 OP Units held by Holding. Fairfax exercises shared investment and voting power with respect to the OP Units held by Holding and disclaims beneficial ownership of such OP Units, except to the extent of its approximate 44% interest in Holding. All shares beneficially owned by Fairfax and Holding are additionally identified as being beneficially owned by Mr. Price.

(13) Includes 200,000 shares of Price Group Stock and 2,713,313 OP Units, of which 1,157,298 OP Units and 1,100,945 OP Units are additionally identified as being beneficially owned by Mr. Price and Fairfax, respectively.

(14) On its Schedule 13G filed with the Commission February 12, 1998, Cohen & Steers Capital Management, Inc. reported sole voting power with respect to 1,861,200 shares of Common Stock beneficially owned by them and sole dispositive power with respect to 2,198,600 shares of Common Stock beneficially owned by them.

(15) On its Schedule 13G filed with the Commission on January 21, 1998, Grantham, Mayo, Van Otterloo & Co., LLC reported sole voting power and sole dispositive power with respect to 1,502,500 shares of Common Stock beneficially owned by them.

(16) On its Schedule 13G/A filed with the Commission February 17, 1998, The Equitable Companies Incorporated, Alpha Assurances Vie Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle and AXA-UA reported sole voting power with respect to 102,686 shares of Common Stock beneficially owned by them, shared voting power with respect to 1,203,021 shares of Common Stock beneficially owned by them, sole dispositive power with respect to 1,317,459 shares of Common Stock beneficially owned by them and shared dispositive power with respect to 3,721 shares of Common Stock beneficially owned by them.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT CONTRACTS

  The Company provided third-party management services for certain properties owned directly or indirectly by John Price, Chairman of the Board of Directors and Chief Executive Officer of the Company, as follows: (i) an office building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $105,000, $114,000 and $100,000 in 1997, 1996 and 1995, respectively
(Fairfax, a company which is wholly owned by John Price, is a general partner of the owner of this building); (ii) a commercial building in Layton, Utah, the owner of which paid the Company a management fee of $22,000, $21,000 and $21,000 in 1997, 1996 and 1995, respectively; and (iii) a commercial building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $1,900, $3,000 and $1,000 in 1997, 1996 and 1995, respectively (John Price is the general partner of the owner of this building).

COMPUTER SERVICES

  The Operating Partnership leases computer services from Alta Computer Services, Inc. ("Alta Computer"). Alta Computer is majority owned by John Price, Chairman of the Board of Directors and Chief Executive Officer of the Company, Warren P. King, a Director of the Company, and Sam W. Souvall, a Director of the Company. The Operating Partnership paid $200,000, $194,000 and $196,000 in 1997, 1996 and 1995, respectively, for such services.

ACCOUNTING AND MANAGEMENT SERVICES

  The Operating Partnership has entered into a management agreement under which it performs certain accounting and management functions on behalf of Fairfax. Management fees collected by the Operating Partnership under this agreement totaled $72,000 for each of the three years ended December 31, 1997.

BOISE TOWNE SQUARE SETTLEMENT

  On March 17, 1997, a settlement agreement was entered into by the Company, Boise Mall Development Company, Ltd., a Utah partnership which is beneficially owned by, among others, John Price (Chairman of the Board of Directors and Chief Executive Officer of the Company), G. Rex Frazier (President and Chief Operating Officer and a Director of the Company), Paul K. Mendenhall (Vice President--Chief Investment Officer and Secretary of the Company), Martin G. Peterson (Vice President--Administration of the Company), Greg Curtis (Vice President--Management of the Company), Warren P. King (a Director of the Company), Fairfax and JPET II Company, Ltd. (a limited partnership in which John Price is the sole general partner ("JPET")) and which contributed Boise Towne Square to the Company ("BMDC"), and the successor to the company that owned a certain parcel adjacent to Boise Towne Square (the "Prior Owner"), which parcel is believed to be the source of an environmental contaminant that has been found to affect Boise Towne Square as well as certain other adjacent parcels. The settlement agreement, which was approved by the unanimous vote of the independent directors of the Board of Directors of the Company, memorializes the final settlement of all claims that the Company and BMDC have against the Prior Owner relating to the environmental condition existing at Boise Towne Square. In connection with the settlement agreement, BMDC, which retained all claims of an environmental nature with respect to Boise Towne Square that it held on the date of the contribution of such property to the Company received a cash payment totaling $4.5 million for its prior damages. In addition, the Company received a cash payment of $1.1 million which is intended to defray, based on independent studies of the condition, the additional costs that may be incurred by the Company in any future expansion of Boise Towne Square as result of such environmental condition and to reimburse the Company for certain sums escrowed at the time of, and in connection with, its formation and the closing of the IPO. In addition, the Company has received from the Prior Owner a broad indemnification relating to such environmental condition as well as covenant to complete the ongoing remediation of such environmental condition.

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

                                 EXHIBIT INDEX

                                  Description
                                  -----------
Exhibit                                                                 Page
Number                                                                  Number
------                                                                  -------
10.15       Loan Agreements related to 1995 Credit Facility**
         i) Credit  Agreement, dated  March  8,  1995,  between
            Price Development Company, Limited Partnership and
            Lexington Mortgage Company as
        ii) Note dated March 8, 1995
       iii) Guaranty of Payment dated March 8, 1995 between the
            Company and Lexington Mortgage Company
        iv) Cash Collateral Account Security, Pledge and Assignment
            Agreement dated March 8, 1995 between Price Development
            Company, Limited Partnership, Bank One, Utah, N.A. and
            Lexington Mortgage Company
         v) Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company, Limited Partnership,
            Merrill Lynch Mortgage Capital, Inc. and Capital Market
            Assurance Corporation
        vi) Amendment to Cash  collateral  Account, Security, Pledge and Assignment Agreement dated June 29, 1995
       vii) Reaffirmation of Guaranty dated June 29, 1995
23.         Consent of Independent Accountants                                35
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

                                          JP REALTY, INC.


                                          By: /s/ M. Scott Collins
                                          ------------------------
                                          M. Scott Collins
                                          Vice President - Chief
                                          Financial Officer



Date:  May 8, 1998
                           -------------------------

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



                                                                                SCHEDULE III
                                        JP REALTY, INC.
                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        DECEMBER 31, 1997
                                      (DOLLARS IN THOUSANDS)


                                                      Capitalized  Gross Amount at Which Carried
                                      Initial Costs    Subsequent        at Close of Period                 Date            Deprec-
                                     ----------------                  -----------------------------         of              iable
                         Related            Building &      to              Bldg. &            Accumulated Constru-  Date    Lives
Description            Encumbrances  Land  Improvements Acquisition  Land   Improv.   Total(1) Depreciation ction   Acquired Years
-----------            ------------ ------ ------------ ----------- ------ ---------  -------- ------------ ------- -------- -----
MALLS:
Animas Valley
  Mall, Farmington, NM $        --  $3,902 $    24,059    $     28   $3,902 $ 24,087   $27,989  $    1,518       --  1995       40
Boise Towne Square,
  Boise, ID                 32,475   6,512          --      37,045    6,512   37,045    43,557      12,455  1987-88  1985-86  5-40
Cache Valley Mall,
  Logan, UT                  5,781     909          --       8,419      909    8,419     9,328       4,209  1975-76  1973-75 10-40
Cottonwood Mall,
  Salt Lake City, UT        19,857   7,514      20,776      30,851    7,514   51,627    59,141      18,048  1981-87  1980     4-40
Eastridge Mall,
  Casper, WY                    --   4,300      19,896       3,421    4,300   23,318    27,618       1,321       --  1995       40
Grand Teton Mall,
  Idaho Falls, ID               --   5,802      28,614          92    5,802   28,706    34,508       1,252       --  1996       40
North Plains Mall,
  Clovis, NM                 5,472   1,592          --      10,863    1,592   10,863    12,455       3,409  1984-85  1979-84 10-40
Pine Ridge Mall,
  Pocatello, ID             10,019   1,883          --      21,566    1,883   21,566    23,449       7,916  1979-81  1979    10-40
Red Cliffs Mall,
  St. George, UT             6,132     903          --      12,846      903   12,846    13,749       2,913  1989-90  1989     3-40
Salem Center Mall,
  Salem, OR                     --   1,704      30,504          --    1,704   30,504    32,208          --       --  1997       40
Silver Lake Mall,
  Coeur d'Alene, ID         12,827   4,055      21,379         181    4,055   21,560    25,615         293       --  1997       40
Spokane Valley Mall,
  Spokane, WA               43,009   6,645      34,341      16,869    6,645   51,210    57,855         475  1990-97  1990       40
Three Rivers Mall,
  Kelso, WA                 10,175   1,977          --      20,380    1,977   20,380    22,357       4,971  1986-87  1984    10-40
Visalia Mall,
  Visalia, CA                   --   6,146      31,812         834    6,146   32,645    38,791         397       --  1997       40
White Mountain Mall,
  Rock Springs, WY           5,083   1,120          --      15,789    1,120   15,789    16,909       6,053  1977-78  1977       40

COMMUNITY CENTERS &
  FREE-STANDING RETAIL:

Alameda Plaza,
  Pocatello, ID                 --     500          --       3,365      500    3,365    3,865        1,837     1973  1973       40
Anaheim Plaza,
  Anaheim, CA                   --      --          --          54       --54       54           30  1980-81  1979       40
Austin Bluffs Plaza,
  Colorado Springs, CO          --   1,488          --       1,943    1,488    1,943    3,431          594     1985  1979     3-40
Bailey Hills Plaza,
  Eugene, OR                    --     157          --         317      157      317      474           51  1988-89  1988       40
Bank One, Nephi, UT             --      17         183          --       17      183      200          140       --  1976       40
Baskin Robbins 17th St.,
  Idaho Falls, ID               --       9          67           7        9       74       83           18       --  1988       40
Boise Plaza, Boise, ID          --     322          --       1,382      322    1,382    1,704          900  1970-71  1970       40
Boise Towne Plaza,
  Boise, ID                     --   3,316       4,243       1,049    3,316    5,292    8,608           15  1996-97  1996-97    40
Cottonwood Square,
  Salt Lake City, UT            --   1,926       3,535          --    1,926    3,535    5,461          177       --  1995       40
Division Crossing,
  Portland, OR                  --   2,429          --       4,483    2,429    4,483    6,912          813  1990-91  1990    20-40
Fort Union Plaza,
  Salt Lake City, UT            --      21          --       1,673       21    1,673    1,694          628  1979-84    --       40
Fremont Plaza,
  Las Vegas, NV                 --      --          --       2,254       --2,254    2,254        1,132  1976-80    --       40
Fry's Shopping Plaza,
  Glendale, AZ                  --     353          --       4,582    1,254    3,682    4,936        1,544  1980-81  1980       40
Gateway Crossing,
  Bountiful, UT                 --   3,644          --       8,480    3,644    8,480   12,124        1,052  1990-92  1990       40


                                                       JP REALTY, INC.
                                                                                                               SCHEDULE III
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                                      DECEMBER 31, 1997
                                                   (DOLLARS IN THOUSANDS)

                                                      Capitalized  Gross Amount at Which Carried
                                      Initial Costs    Subsequent        at Close of Period                 Date            Deprec-
                                     ----------------                  -----------------------------         of              iable
                         Related            Building &      to              Bldg. &            Accumulated Constru-  Date    Lives
Description            Encumbrances  Land  Improvements Acquisition  Land   Improv.   Total(1) Depreciation ction   Acquired Years
-----------            ------------ ------ ------------ ----------- ---------------- -------- ------------ ------- -------- -----
Halsey Crossing,
  Gresham, OR                  --       --          --        2,302      --     2,302     2,302       492    1989-91     --    4-40
North Temple Shops,
  Salt Lake City, UT           --       60          --          177      60       177       237        83    1970      1970      40
Orem Plaza Center
  Street, Orem, UT             --      371         330        1,091     344     1,448     1,792       592    1976-87   1973   10-40
Orem Plaza State
  Street, Orem, UT             --      126          --          687     126       687       813       345    1975      1973   29-40
Plaza 800, Sparks, NV          --       33       2,969           38      33     3,007     3,040     1,665    1974        --      40
Plaza 9400, Sandy, UT          --       --          --        4,514      --     4,514     4,514     1,916    1976-84     --   10-40
Red Cliffs Plaza,
  St. George, UT               --       --       2,403           --      --     2,403     2,403       195    1994-95 1994-95     40
River Pointe Plaza,
  West Jordan, UT              --    1,130          --        2,668   1,130     2,668     3,798       727    1987-88 1986-87   5-40
Riverside Plaza, Provo, UT     --      427       1,886        1,289     427     3,175     3,602     1,461    1978-81    1977     40
Twin Falls Crossing,
  Twin Falls, ID               --      125          --          776     125       776       901       407    1976       1975     40
University Crossing,
  Orem, UT                     --      230          --        4,424     230     4,424     4,654     1,681    1971-92    1971     40
Woodlands Village,
  Flagstaff, AZ                --    2,068       5,329          228   2,068     5,557     7,625       455      --       1994     40
Yellowstone Square,
  Idaho Falls, ID              --      355          --        4,552     355     4,552     4,907     2,554    1972-77    1972     40

  COMMERCIAL:
First Security Place,
  Boise, ID                    --      300          --        3,249     300     3,249     3,549     1,471    1978-80    1978  10-40
Price Business Center-
  Commerce Park,
  West Valley City, UT         --      415       2,109        8,509   1,147     9,886    11,033     1,349    1980    1973-95     40
Price Business
  Center-Pioneer Square,
  Salt Lake City, UT           --      658          --       10,468     658    10,468    11,126     3,311    1974-92    1973   3-40
Price Business
  Center-South Main,
  Salt Lake City, UT           --      317          --        2,469     317     2,469     2,786     1,298    1967-82 1966-81   3-40
Price Business Center-
  Timesquare,
  Salt Lake City, UT           --      581          --        9,019     581     9,019     9,600     3,544    1974-80 1972-80   5-40
Sears-Eastbay, Provo, UT    1,927      275          --        2,079     275     2,079     2,354       457    1989-90    1989     40

  OTHER REAL ESTATE:
Provo Towne Centre,
  Provo, UT                 3,000   13,829      16,661           --  13,829    16,661    30,490        --    1997(2)    1997     40
Miscellaneous Real Estate      --    3,471          17        7,029   3,471     7,045    10,516       240      --    1980-95     40
                          -------  ------- -----------   ---------- ----------------  --------   -------
  TOTAL                 $ 155,763 $ 93,917 $   251,113   $  274,341 $95,523 $ 523,848  $619,371 $  98,404
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