Form 10-Q
period 1998-03-31
JP REALTY INC
filed 1998-05-14
CIK 912080

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1998

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                            Commission file number 1-12560



                                    JP REALTY, INC.
                (Exact name of registrant as specified in its charter)



                  MARYLAND                             87-0515088
           (State of organization)                  (I.R.S. Employer
                                                   Identification No.)
             35 CENTURY PARK-WAY
         SALT LAKE CITY, UTAH  84115                 (801) 486-3911
  (Address  of  Principal Executive Offices)  (Registrant's telephone number, including area code)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes   No
                                                                     [X]


           17,618,387 Shares of Common Stock were outstanding as of May 14, 1998

                                    JP REALTY, INC.
                                       FORM 10-Q


                                         INDEX



PART I:     FINANCIAL INFORMATION PAGE

Item 1.     Financial Statements. . . . . . . . . . . . . . . . . . . . . .   3

            Condensed Consolidated Balance Sheet as of March 31, 1998
             and December 31, 1997. . . . . . . . . . . . . . . . . . . . .   4

            Consolidated Statement of Operations for the
             Three Months Ended March 31, 1998 and 1997 . . . . . . . . . .   5

            Condensed Consolidated Statement of Cash Flows for the
             Three Months Ended March 31, 1998 and 1997 . . . . . . . . . .   6

            Notes to Financial Statements . . . . . . . . . . . . . . . . .   7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . .   9

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . .  11


PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . .  12

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  12

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . .  12

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . .  12

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  13

                                        PART I


ITEM 1.  FINANCIAL STATEMENTS

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

                                    JP REALTY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                (DOLLARS IN THOUSANDS)


                                                               (UNAUDITED)
                                                               -----------
                                                                March 31,   December 31,
                                                                  1998         1997
                                                               -----------  ------------
ASSETS
Real Estate Assets, Including Assets Under
 Development of $40,634 and $33,665                            $   630,983  $    619,371
  Less:  Accumulated Depreciation                                 (101,959)      (98,404)
  Net Real Estate Assets                                           529,024       520,967
Cash                                                                 6,987         5,603
Restricted Cash                                                      2,341         2,465
Other Assets                                                        18,233        16,649
                                                                ----------    ----------
                                                                $  556,585    $  545,684
                                                                ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings                                                      $  286,205    $  283,390
Accounts Payable and Accrued Expenses                               18,398        18,840
Distributions Payable                                                9,565            --
Other Liabilities                                                      628           617
                                                                   314,796       302,847
Minority Interest                                                   34,575        34,851
                                                                ----------    ----------
Commitments and Contingencies

Shareholders' Equity
Common Stock, $.0001 par value, 124,800,000 shares
  authorized, 17,417,487 shares and 17,389,827 shares
  issued and outstanding at March 31, 1998 and
  December 31, 1997, respectively,                                       2             2
Price Group Stock, $.0001 par value, 200,000 shares
  authorized, issued and outstanding                                    --            --
Excess Stock, 75,000,000 shares authorized                              --            --
Additional Paid-in Capital                                         232,631        232,135
Accumulated Distributions in Excess of Net Income                  (25,419)       (24,151)
                                                                   207,214        207,986
                                                                 ---------    -----------
                                                                 $ 556,585    $   545,684
                                                                 =========    ===========

          See accompanying notes to financial statements.

                                 JP REALTY, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------------
                                                                   1998        1997
                                                                 ---------   ----------
Revenues:

  Minimum Rents                                                  $  17,911    $  13,207
  Percentage and Overage Rents                                       1,070        1,003
  Recoveries from Tenants                                            5,340        3,878
  Interest                                                              89          218
  Other                                                                 93           69
                                                                 ---------    ---------
                                                                    24,503       18,375
Expenses:                                                        ---------    ---------
  Operating and Maintenance                                          4,166        2,735
  Real Estate Taxes and Insurance                                    2,640        1,906
  General and Administrative                                         1,574        1,436
  Depreciation                                                       3,646        2,642
  Amortization of Deferred Financing Costs                             259          254
  Amortization of Deferred Leasing Costs                               167          171
  Interest                                                           3,958        1,676
                                                                 ---------    ---------
                                                                    16,410       10,820
                                                                 ---------    ---------
                                                                     8,093        7,555

Minority Interest in Income of Consolidated Partnerships               (69)         (71)
                                                                 ---------    ---------
Income Before Minority Interest of
  Operating Partnership Unitholders                                  8,024         7,484
Minority Interest of Operating Partnership Unitholders              (1,382)       (1,270)
                                                                 ---------    ----------
Net Income                                                       $   6,642    $    6,214
                                                                 =========    ==========
Basic Net Income Per Share                                       $     .38    $      .36
                                                                 =========    ==========
Diluted Net Income Per Share                                     $     .37    $      .36
                                                                 =========    ==========
Basic Weighted Average Number of Common Shares                      17,612        17,113

Add: Diluted Effect of Stock Options                                   146           177
                                                                 ---------    ----------
Diluted Weighted Average Number of Common Shares                    17,758        17,290
                                                                 =========    ==========

          See accompanying notes to financial statements.

                                JP REALTY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                            (DOLLARS IN THOUSANDS)

                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------------
                                                                   1998         1997
                                                                 ---------    ---------
Net Cash Provided by Operating Activities                        $  14,746    $  11,660

Cash Flows from Investing Activities:

Real Estate Assets, Developed or Acquired, Net of Payables         (15,494)      (9,717)
(Increase) Decrease in Restricted Cash                                 124          (22)
                                                                 ---------    ---------
 Net Cash Used in Investing Activities                             (15,370)      (9,739)
                                                                 ---------    ---------
Cash Flows from Financing Activities:
Proceeds from Borrowings                                           101,940        7,977
Repayments of Borrowings                                           (99,125)     (44,136)
Net Proceeds from Sale of Common Stock                                  --       38,632
Proceeds from Stock Option Exercise                                    492          135
Distributions to Minority Interests                                    (71)         (73)
Deferred Financing Costs                                            (1,228)        (406)
                                                                 ---------    ---------
 Net Cash Provided by Financing Activities                           2,008        2,129
                                                                 ---------    ---------
Net Increase in Cash                                                 1,384        4,050
Cash, Beginning of Period                                            5,603        1,750
                                                                 ---------    ---------
Cash, End of Period                                              $   6,987    $   5,800
                                                                 =========    =========

Supplemental Disclosure of Non-Cash Transactions:

The following non-cash transactions occurred:

Distributions Accrued For Shareholders not Paid                  $   7,910    $   7,632

Distributions Accrued For Unitholders not Paid                   $   1,655    $      --



          See accompanying notes to financial statements.

                                    JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS

      JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national retail chains and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company's properties are owned and controlled by the Company through its 83% general partner interest in Price Development Company, Limited Partnership ( the "Operating Partnership").

2.    BORROWINGS

      On March 11, 1998 the Operating Partnership issued $100,000 in ten year senior notes bearing annual interest at a rate of 7.29%. Principle payments of $25,000 are due annually beginning March 2005. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of this agreement making the effective rate of interest on these notes at 7.24%. Proceeds from the notes were used to partially repay outstanding borrowings under the Operating Partnership's $200,000 unsecured credit facility.

      On  March  16,  1998 the Operating Partnership  entered  into  a  $10,000
unsecured credit facility.   The  credit  facility  will  be  used  for general
business and cash management purposes.

      On July 30, 1996, Spokane Mall Development Company, a consolidated partnership, of which the Operating Partnership is the General Partner, entered into a $50,000 construction facility. The construction facility will be used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan has a 3 year term with an optional 2 year extension and is secured by the Spokane Valley Mall and guaranteed by the Operating Partnership. As of March 31, 1998, borrowings on the loan were $44,948.

      The Operating Partnership borrowed $9,000 on April 21, 1998 from its $200,000 unsecured credit facility to fund construction projects.

3.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited proforma summary financial information for the three months ended March 31, 1998 and 1997, is presented as if the acquisitions of Silver Lake Mall, Visalia Mall, Salem Center and the additional common stock offering on January 22, 1997, had been consummated as of January 1, 1997.


                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------
                                                              1998       1997
                                                             --------   ---------

Revenues                                                     $ 24,503   $  21,262

Net Income                                                     6,642      6,298

Basic Net Income Per Share                                       .38        .36

Diluted Net Income Per Share                                     .37        .35

                                   JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


3.    PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

      The proforma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisitions and offering been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.


4.    SHAREHOLDERS' EQUITY

      The following table summarizes changes in shareholders' equity since December 31, 1997:

                                                                 ACCUMULATED
                                                      ADDITIONAL  DIVIDENDS IN
                                               COMMON   PAID-IN   EXCESS OF
                                     SHARES*    STOCK   CAPITAL   NET INCOME      TOTAL
                                  -----------  -------  --------  -----------   ---------
Shareholders' Equity at
 December 31, 1997. . . . . . .    17,589,827  $     2 $ 232,135 $   (24,151)   $ 207,986

Stock Option Compensation                  --       --         3          --            3
Issued Shares Common Stock -
  Stock Options Exercised . . .        27,535       --       492          --          492
  Partnership Units Converted .           125       --         1          --            1
Net Income for the Period                  --       --        --       6,642        6,642
Distributions Accrued . . . . .            --       --        --      (7,910)      (7,910)
                                  -----------  -------  --------- ----------    ---------
Shareholders' Equity at
March 31, 1998. . . . . . . . .    17,617,487  $     2  $ 232,631 $  (25,419)   $ 207,214
                                  ===========  =======  ========= ==========    =========

* Includes Price Group Stock

                                   JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company completed its initial public offering on January 21, 1994, and conducts all of its business operations through its 83% controlling general partner interest in, Price Development Company, Limited Partnership (the "Operating Partnership").

      The Company is a fully integrated, self administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 48 properties, including 15 enclosed regional malls, 25 community centers, two freestanding retail properties and six mixed-use commercial properties. The Company's financial condition and results of operations were positively impacted by the Operating Partnership's December 1997 acquisition of Salem Center and the June 1997 acquisitions of the Silver Lake Mall and Visalia Mall, as well as its development activities which added a combined 840,000 square feet of gross leasable area to the retail portfolio. The Company also completed an additional public offering in January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of its Common Stock.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997 (DOLLARS IN THOUSANDS)

      Total revenues for the three months ended March 31, 1998 increased $6,128 or 33% to $24,503 as compared to $18,375 in 1997. This increase is primarily attributable to a $4,704 or 36% increase in minimum rents to $17,911 as compared to $13,207 in 1997. Additionally, percentage and overage rents increased $67 or 7% to $1,070 as compared to $1,003 in 1997.

      The June acquisitions of the Silver Lake Mall and Visalia Mall as well as the December acquisition of Salem Center, contributed $4,235 to the minimum rent increase and $143 to the percentage and overage rent increase.

      Recoveries from tenants increased $1,462 or 38% to $5,340 as compared to $3,878 in 1997. Property operating expenses, including operating and maintenance and real estate taxes and insurance increased $1,431 or 52% and $734 or 39% respectively. The acquisitions of Silver Lake Mall, Visalia Mall and Salem Center contributed $1,060 to recoveries from tenants, $839 to property operating expenses, including operating and maintenance and $349 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 78% compared to 84% in 1997.

      Depreciation and amortization increased $1,005 or 33% to $4,072 as compared to $3,067 in 1997. This increase is primarily due to the acquisitions and the increase in newly developed GLA.

      Interest expense increased $2,282 or 136% to $3,958 as compared to $1,676
in  1997.   This increase resulted from additional borrowings used  to  acquire
Silver Lake Mall, Visalia Mall, Salem Center and newly constructed GLA.

                                   JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income", as defined in the Code. During the quarter ended March 31, 1998 the Company declared a distribution of $.45 per share payable April 21, 1998 to the shareholders of record as of April 3, 1998.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of March 31, 1998, the Company's cash and restricted cash amounted to approximately $9.3 million. In addition to its cash and restricted cash, unused capacity under its credit facilities totaled $182 million.

      The Company expects to meet its short term cash requirements, including recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the credit facilities. Exclusive of construction and development activities, capital expenditures (both revenue and non-revenue enhancing) for the existing properties are budgeted in 1998 to be approximately $5 million.

      The Company's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, the repayment of the 100 million senior notes principle payable at 25 million a year starting in March 2005, and the retirement of outstanding balances under the credit facilities.

      An additional long-term capital need of the Company is the construction of the regional mall in Spokane, Washington, through its consolidated partnership, Spokane Mall Development Company Limited Partnership. On July 30, 1996, this consolidated partnership entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. The mall opened August 13, 1997, and contains approximately 689,000 square feet of total GLA. Continued payments for initial tenant construction allowances and completion of construction will increase borrowings on the loan. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and amount of the construction facility is comprised of costs incurred to date for the purchase of land and payment of fees and other development costs. As of March 31, 1998, borrowings on the loan were approximately $44.9 million.

      The Operating Partnership is continuing the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Company, Ltd. This property will also represent a future long-term capital need for the Company. The Company expects to fund this project through advances under its credit facilities in combination with construction financing.

      The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the credit facilities together with equity and debt offerings and individual property financing.

                                    JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      On September 2, 1997 the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange
Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998 the Operating Partnership under its shelf registration, issued $100 million of ten year senior unsecured notes bearing annual interest at a rate of 7.29%.
The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of this agreement making the effective rate of interest on these notes at 7.24%. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the credit facility.

      The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 35% at March 31, 1998.

      These statements contained in this Quarterly Report of Form 10-Q that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, budgets, estimates, and contemplations. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the actual results could differ materially from those in such forward looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, law and regulations, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development or expansion of properties.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                                              PART II

ITEM 1.  LEGAL PROCEEDINGS

      The Company is not aware of any pending or threatened litigation at this time that will have a material adverse effect on the Company or any of its properties.

ITEM 2.  CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits


                                       DESCRIPTION
EXHIBIT                                                                    PAGE
NUMBER                                                                    NUMBER


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

                                  DESCRIPTION



EXHIBIT                                                                     PAGE
NUMBER                                                                    NUMBER


10.15Loan Agreements related to 1995 Credit Facility**
     i) Credit Agreement, dated March 8, 1995, between Price Development Company, Limited Partnership and Lexington Mortgage Company as
     ii)Note dated March 8, 1995
     iii)Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
     iv)Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah, N.A. and Lexington Mortgage Company
     v) Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc. and Capital Market Assurance Corporation
     vi)Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement dated June 29, 1995
     vii)Reaffirmation of Guaranty dated June 29, 1995
10.16Amendment to Company's By-laws

     (b)Reports on Form 8-K.

        On January 13, 1998 the Company filed a current report dated December 30, 1997 on Form 8-K reporting the acquisition of Salem Center. On February 3, 1998 the Company filed a current report on Form 8-K/A amending its current report on Form 8-K dated December 30, 1997 to include financial statements on the acquisition of Salem Center.

        The financial statements filed were as follows:

        SALEM CENTER
        Statement of Revenues and Certain Expenses for
         the Year Ended December 31, 1996
        Statements of Revenues and Certain Expenses for the Nine Month Period Ended September 30, 1997
         and 1996 (unaudited)
        Notes to Financial Statements

        JP REALTY, INC.
        Proforma - Unaudited:
        Condensed Consolidated Balance Sheet as of September 30, 1997 Condensed Consolidated Statements of Operations for
         the Nine Month Period ended September 30, 1997
         and the Year Ended December 31, 1996
        Estimated Twelve Month Pro Forma Statement of
        Net Operating Income and Operating Funds Available

        On March 4, 1998 the Company filed a current report dated March 4, 1998 on Form 8-K reporting the financial results of the Company for 1997.

        The financial statements filed were as follows:

        Report of Independent Accountants

        Consolidated Balance Sheet as of December 31, 1997 and 1996

        Consolidated Statement of Operations
         for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statement of Shareholders' Equity

        Consolidated Statement of Cash Flows
         for the years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        Schedule II - Valuation and Qualifying Accounts

        Schedule III - Real Estate and Accumulated Depreciation
------------------------
*Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.

**Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              JP REALTY, INC.
                                              (Registrant)



              MAY 14, 1998                    /S/ G. Rex Frazier
-------------------------------------         --------------------------------
                 (Date)                       G. Rex Frazier
                                              PRESIDENT, CHIEF OPERATING
                                              OFFICER, AND DIRECTOR




              MAY 14, 1998                    /s/ M. Scott Collins
--------------------------------------        --------------------------------
                 (Date)                       M. Scott Collins
                                              VICE PRESIDENT--CHIEF FINANCIAL
                                              OFFICER AND TREASURER (PRINCIPAL
                                              FINANCIAL AND ACCOUNTING OFFICER)