Form 10-Q
period 1998-06-30
JP REALTY INC
filed 1998-08-13
CIK 912080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10-Q



(Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                            Commission file number 1-12560



                                    JP REALTY, INC.
                (Exact name of registrant as specified in its charter)



                  MARYLAND                            87-0515088
                  --------                            ----------
           (State of organization)                  (I.R.S. Employer
                                                    Identification No.)
             35 CENTURY PARK-WAY
         SALT LAKE CITY, UTAH  84115                 (801) 486-3911
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



       17,618,387 Shares of Common Stock were outstanding as of August 13, 1998

                                    JP REALTY, INC.
                                       FORM 10-Q


                                         INDEX

PART  I:    FINANCIAL INFORMATION                                        PAGE

Item 1.     Financial Statements                                            3

            Condensed Consolidated Balance Sheet as of June 30, 1998
            and December 31, 1997                                           4

            Consolidated Statement of Operations for the
            Six Months Ended June 30, 1998 and 1997                         5

            Consolidated Statement of Operations for the
            Three Months Ended June 30, 1998 and 1997                       6

            Condensed Consolidated Statement of Cash Flows
            for the Six Months Ended June 30, 1998 and 1997                 7

            Notes to Financial Statements                                   8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     14

PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings                                              15

Item 2.     Changes in Securities                                          15

Item 3.     Defaults Upon Senior Securities                                15

Item 4.     Submission of Matters to a Vote of Security Holders            15

Item 5.     Other Information                                              15

Item 6.     Exhibits and Reports on Form 8-K                               16

                                        PART I


ITEM 1. FINANCIAL STATEMENTS

      The information furnished in the accompanying financial statements listed in the index on page 2 reflects only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

      The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's quarterly report on Form 10-Q for the three months ended March 31, 1998 and the annual report on From 10-K for the year ended December 31, 1997, including the financial statements and notes thereto.

                                    JP REALTY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                    (IN THOUSANDS)



                                                           (UNAUDITED)

                                                          JUNE 30,   DECEMBER 31,
                                                            1998         1997
                                                         ----------  ------------
ASSETS
Real Estate Assets, Including Assets Under
 Development of $55,104 and $33,665                       $  652,610   $  619,371
  Less:  Accumulated Depreciation                           (105,804)     (98,404)
    Net Real Estate Assets                                   546,806      520,967
Cash                                                           2,503        5,603
Restricted Cash                                                2,357        2,465
Other Assets                                                  16,972       16,649
                                                          ----------   ----------
                                                          $  568,638   $  545,684
                                                          ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings                                                $  297,103   $  283,390
Accounts Payable and Accrued Expenses                         22,048       18,840
Distributions Payable                                          9,565           --
Other Liabilities                                                637          617
                                                             329,353      302,847
                                                           ---------    ---------
Minority Interest                                             34,130       34,851
                                                           ---------    ---------
Commitments and Contingencies

Shareholders' Equity
Common Stock, $.0001 par value, 124,800,000 shares
  authorized, 17,118,387 shares and 17,389,827 shares
  issued and outstanding at June 30, 1998 and
  December 31, 1997, respectively                                  2            2
Price Group Stock, $.0001 par value, 200,000 shares
  authorized, issued and outstanding                              --           --
Excess Stock, 75,000,000 shares authorized                        --           --
Additional Paid-in Capital                                   232,650      232,135
Accumulated Distributions in Excess of Net Income            (27,497)     (24,151)
                                                          ----------   -----------
                                                             205,155       207,986
                                                          ----------   -----------
                                                          $  568,638   $   545,684
                                                          ==========   ===========

          See accompanying notes to financial statements.

                                    JP REALTY, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------
                                                           1998          1997
                                                        -----------    ----------
Revenues:
Minimum Rents                                            $   36,077     $  26,448
Percentage and Overage Rents                                  1,185         1,992
Recoveries from Tenants                                      10,133         8,053
Interest                                                        194           317
Other                                                           197           182
                                                         ----------     ---------
                                                             47,786        36,992
                                                         ----------     ---------
Expenses:

Operating and Maintenance                                     7,838         5,544
Real Estate Taxes and Insurance                               5,297         3,932
General and Administrative                                    3,000         2,568
Depreciation                                                  7,564         5,289
Amortization of Deferred Financing Costs                        744           486
Amortization of Deferred Leasing Costs                          342           316
Interest                                                      7,796         3,166
                                                         ----------     ---------
                                                             32,581        21,301
                                                         ----------     ---------
                                                             15,205        15,691

Minority Interest in Income of Consolidated Partnerships       (137)         (146)
Gain on Sale of Real Estate                                      --           339
                                                         ----------     ---------
Income Before Minority Interest of
 Operating Partnership Unitholders                           15,068        15,884
Minority Interest of Operating Partnership Unitholders       (2,594)       (2,702)
                                                         ----------    ----------
Net Income                                               $   12,474   $    13,182
                                                         ==========   ===========
Basic Net Income Per Share                               $      .71   $       .76
                                                         ==========   ===========

Diluted Net Income Per Share                             $      .70   $       .75
                                                         ==========   ===========
PRO FORMA DATA:
  Pro Forma Net Income                                   $   11,588   $    11,627
                                                         ==========   ===========

  Pro Forma Basic Earnings Per Share                     $      .66   $       .67
                                                         ==========   ===========

  Pro Forma Diluted Earnings Per Share                   $      .65   $       .66
                                                         ==========   ===========
Basic Weighted Average Number of Common Shares               17,615        17,351

Add: Diluted Effect of Stock Options                            128           173
                                                         ----------   -----------
Diluted Weighted Average Number of Common Shares             17,743        17,524
                                                         ==========    ==========

          See accompanying notes to financial statements.

                                     JP REALTY, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------
                                                           1998          1997
                                                        -----------    ----------
Revenues:
Minimum Rents                                            $   18,166     $  13,241
Percentage and Overage Rents                                    115           989
Recoveries from Tenants                                       4,793         4,175
Interest                                                        105            98
Other                                                           104           114
                                                         ----------     ---------
                                                             23,283        18,617
                                                         ----------     ---------
Expenses:
Operating and Maintenance                                     3,672         2,809
Real Estate Taxes and Insurance                               2,657         2,026
General and Administrative                                    1,426         1,132
Depreciation                                                  3,918         2,647
Amortization of Deferred Financing Costs                        485           232
Amortization of Deferred Leasing Costs                          175           145
Interest                                                      3,838         1,490
                                                             16,171        10,481
                                                         ----------     ---------
                                                              7,112         8,136
                                                         ----------     ---------

Minority Interest in Income of Consolidated Partnerships        (68)          (75)
Gain on Sale of Real Estate                                      --           339
Income Before Minority Interest of
 Operating Partnership Unitholders                            7,044         8,400
Minority Interest of Operating Partnership Unitholders       (1,212)       (1,432)
                                                         ----------     ---------
Net Income                                               $    5,832     $   6,968
                                                         ==========     =========

Basic Net Income Per Share                               $      .33     $     .40
                                                         ==========     =========

Diluted Net Income Per Share                             $      .33     $     .39
                                                         ==========     =========
PRO FORMA DATA:
  Pro Forma Net Income                                   $    5,832     $   6,244
                                                         ==========     =========

  Pro Forma Basic Earnings Per Share                     $      .33     $     .36
                                                         ==========     =========

  Pro Forma Diluted Earnings Per Share                   $      .33     $     .35
                                                         ==========     =========

Basic Weighted Average Number of Common Shares               17,618        17,586

Add: Diluted Effect of Stock Options                            124           169
                                                         ----------     ---------
Diluted Weighted Average Number of Common Shares             17,742        17,755
                                                         ==========     =========

          See accompanying notes to financial statements.

                                    JP REALTY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                    (IN THOUSANDS)

                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------
                                                           1998          1997
                                                        -----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $   30,917    $   22,382
                                                         ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                    (37,151)      (70,246)
Decrease in Restricted Cash                                     108           309
                                                         ----------    ----------
 Net Cash Used in Investing Activities                      (37,043)      (69,937)
                                                         ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowings                                    112,977        72,487
Repayments of Borrowings                                    (99,264)      (55,962)
Net Proceeds from Sale of Common Stock                           --        38,632
Proceeds from Minority Interest                                  --         1,000
Proceeds from Stock Option Exercise                             507           145
Distributions Paid to Minority Interest and Unitholders      (1,796)       (1,682)
Distributions Paid to Shareholders                           (7,910)       (7,632)
Deferred Financing Costs                                     (1,488)         (406)
                                                        -----------    ----------
 Net Cash Provided by Financing Activities                    3,026        46,582
                                                        -----------    ----------

Net Decrease in Cash                                         (3,100)         (973)
Cash, Beginning of Period                                     5,603         1,750
                                                        -----------    ----------
Cash, End of Period                                     $     2,503    $      777
                                                        ===========    ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

The following non-cash transactions occurred:

Distributions Accrued For Shareholders not Paid           $   7,910    $   7,633

Distributions Accrued For Unitholders not Paid            $   1,655    $      --

Purchase of the Remaining 70% Interest in Silver Lake Mall:
 72,000 Operating Partnership Units Issued                                  1,863
 30% Equity Investment Consolidated                                        (1,555)
 Debt Assumed                                                              24,755
                                                                       ----------
Total                                                                  $   25,063
                                                                       ==========

          See accompanying notes to financial statements.

                                   JP REALTY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.    BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

      JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national retail chains and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company's properties are owned and controlled by the Company through its 83% general partner interest in Price Development Company, Limited Partnership (the "Operating Partnership").

      Earnings per share for all periods presented has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to purchase common stock were exercised.


2.    CHANGE IN REVENUE RECOGNITION POLICY

      Effective April 1, 1998 the Company has prospectively adopted the provisions of Issue No. 98-9 ("EITF 98-9") Accounting For Contingent Rent in Interim Financial Periods, which was issued on May 21, 1998 by the Financial Accounting Standards Board Emerging Issues Task Force, which significantly changes the Company's recognition of percentage and overage revenue in interim periods. Prior to the adoption of EITF 98-9, the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the provisions of EITF 98-9 percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

      Under its implementation guidelines, the Emerging Issues Task Force ("EITF") provides for and the Company has chosen prospective adoption of this EITF consensus position in the quarter in which the consensus is reached.

      As a result of adopting EITF 98-9, percentage and overage rents revenue and total revenues decreased $1,124 during the three and six months ended June 30, 1998 from the amounts that would have been reported if the change described above had not been made. In addition, if the change in revenue recognition described above had not been made, the net income for the three and six month periods ended June 30, 1998 would have been $6,761 ($.38 diluted net income per share) and $13,404 ($.76 diluted net income per share), respectively.

      Pro forma net income, pro forma basic net income per share and pro forma diluted net income per share for the three and six months ended June 30, 1998 and 1997, assuming the Company had always followed the provisions of EITF 98-9 are presented on the respective consolidated statements of operations. Further discussion, including additional pro forma effects of the new accounting policy, is included in Management's Discussions and Analysis of Financial Condition and Results of Operations.

                                   JP REALTY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.    BORROWINGS

      On March 11, 1998 the Operating Partnership issued $100,000 in ten year senior notes bearing annual interest at a rate of 7.29% with interest payments due semi annually. Principle payments of $25,000 are due annually beginning March 2005. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of this agreement making the effective rate of interest on these notes at 7.24%. Proceeds from the notes were used to partially repay outstanding borrowings under the Operating Partnership's $200,000 unsecured credit facility.

      On  March  16, 1998 the Operating  Partnership  entered  into  a  $10,000
unsecured credit facility.   The  credit  facility  will  be  used  for general
business and cash management purposes.

      On July 30, 1996, Spokane Mall Development Company, a consolidated partnership, of which the Operating Partnership is the General Partner, entered into a $50,000 construction facility. The construction facility will be used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan has a 3 year term with an optional 2 year extension and is collateralized by the Spokane Valley Mall and guaranteed by the Operating Partnership. As of June 30, 1998, borrowings on the loan were $44,948.

      The Operating Partnership borrowed $9,000 on April 21, 1998 and $11,000 on July 20, 1998 from its $200,000 unsecured credit facility to fund construction projects.


4.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited proforma summary financial information for the six months ended June 30, 1998 and 1997, is presented as if the acquisitions of Silver Lake Mall, Visalia Mall, Salem Center and the additional common stock offering on January 22, 1997, had been consummated as of January 1, 1997.

                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------
                                                           1998          1997
                                                        -----------    ----------
Total Revenues                                           $    47,786   $   42,479

Net Income                                                    12,474       13,469

Basic Net Income Per Share                                $      .71   $      .77

Diluted Net Income Per Share                              $      .70   $      .76


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

                                   JP REALTY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.    SHAREHOLDERS' EQUITY
      The following table summarizes changes in shareholders' equity since December 31, 1997:


                                                                              Accumulated
                                                                  Additional  Dividends in
                                                          Common   Paid-in     Excess of
                                              Shares*     Stock    Capital    Net Income   Total
                                            -----------  -------  ----------  ----------  --------
Shareholders' Equity at December 31, 1997    17,589,827        2     232,135     (24,151)  207,986

Stock Option Compensation                            --       --           7          --         7
Issued Shares Common Stock -
  Stock Options Exercised                        28,435       --         507          --       507
  Operating Partnership Units Converted             125       --           1          --         1
Net Income for the Period                            --       --          --      12,474    12,474
Dividends Paid                                       --       --          --      (7,910)   (7,910)
Dividends Accrued                                    --       --          --      (7,910)   (7,910)
                                            -----------  -------  ----------  ----------  --------

Shareholders' Equity at June 30, 1998        17,618,387  $     2  $  232,650  $  (27,497) $ 205,155
                                            ===========  =======  ==========  ==========  =========

*  Includes Price Group Stock


6.    SUBSEQUENT EVENT

      On August 6, 1998, the Company, through a consolidated partnership, purchased NorthTown Mall located in Spokane, Washington. The Mall has approximately 952,000 square feet of gross leasable area ("GLA") and is anchored by The Bon Marche, Sears, JC Penney, Mervyns and Emporium.

      The $128,000 NorthTown Mall acquisition was financed utilizing the assumption of a 10 year $84,500 first mortgage provided by Morgan Stanley Mortgage Capital, Inc. with the balance of the purchase price being drawn from the Operating Partnership's credit facilities. The current going forward yield to the Company based on the $128,000 acquisition price, will be approximately 9%. The interest rate on the first mortgage is 6.68%.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company completed its initial public offering on January 21, 1994, and conducts all of its business operations through its 83% controlling general partner interest, in Price Development Company, Limited Partnership (the "Operating Partnership").

      The Company is a fully integrated, self administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the
Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 48 properties, including 15 enclosed regional malls, 25 community centers, two freestanding retail properties and six mixed-use commercial properties. The Company's financial condition and results of operations were positively impacted by the Operating Partnership's December 1997 acquisition of Salem Center and the June 1997 acquisitions of the Silver Lake Mall and Visalia Mall, as well as its development activities which added a combined 840,000 square feet of gross leasable area ("GLA") to the retail portfolio from August 1997 through November 1997. The Company also completed an additional public offering in January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of its common stock.

CHANGE IN REVENUE RECOGNITION POLICY

      As described in Note 2 to the financial statements, the Company has adopted EITF 98-9 ("EITF 98-9") Accounting For Contingent Rent in Interim Financial Periods, effective April 1, 1998, which significantly changes the Company's recognition of percentage and overage rents revenue in interim periods. Prior to the adoption of EITF 98-9, the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. As a result of the change, percentage and overage rents revenue is recognized in interim periods when the specified target that triggers the contingent rental income is achieved.

      Under its implementation guidelines, the EITF provides for, and the Company has chosen, prospective adoption of this EITF consensus position in the quarter in which the consensus is reached. As a result, the Company's reported revenues and net income will be reduced in the second and third quarter of 1998 by approximately $.05 and $.04 earnings per diluted share, respectively, increased in the fourth quarter of 1998 by approximately $.09 earnings per diluted share (thus having no material impact on the 1998 calendar year period) and reduced in the first quarter of 1999 compared to the first quarter of 1998 by approximately $.05 earnings per diluted share. In Company leases containing percentage and overage rent targets, the majority of such targets are triggered during the fourth quarter of each year. Therefore revenues and net income will hereinafter be reduced in the first, second and third quarters of each year and increased in the fourth quarter as compared to results reported prior to the implementation of EITF 98-9. Over the course of a full calendar year there will be no material impact, just a shift in earnings to later in the year.

PRO FORMA PRESENTATION

      Set forth below are pro forma data which assume that the Company's accounting for percentage and overage rents revenue had always conformed to the provisions of EITF 98-9.

                            PRESENTATION OF PRO FORMA DATA
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                 ----------------------------      --------------------------
                                     1998            1997              1998           1997
                                 ------------    ------------      ------------   -----------
Total Revenues                   $     23,283    $     17,743      $     46,716   $    35,115
Net Income                              5,832           6,244            11,588        11,627
Basic Net Income Per Share                .33             .36               .66           .67
Diluted Net Income Per Share              .33             .35               .65           .66


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997 (DOLLARS IN THOUSANDS)

      Total revenues for the six months ended June 30, 1998 increased $10,794 or 29% to $47,786 as compared to $36,992 in 1997. This increase is primarily attributable to a $9,629 or 36% increase in minimum rents to $36,077 as compared to $26,448 in 1997. Additionally, percentage and overage rents decreased $807 or 41% to $1,185 as compared to $1,992 in 1997. The decrease in percentage and overage rents is the result of implementing the new accounting guidance from the EITF No. 98-9 (See Note 2 to financial statements).

      The June 1997 acquisitions of Silver Lake Mall and Visalia Mall as well as the December 1997 acquisition of Salem Center, contributed $5,393 to the minimum rent increase and $138 to percentage and overage rents. Revenues from completed development activities contributed $3,020 to the increase in minimum rents. The additional $1,216 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

      Recoveries from tenants increased $2,080 or 26% to $10,133 as compared to $8,053 in 1997. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $2,294 or 41% and $1,365 or 35% respectively. The acquisition of Silver Lake Mall, Visalia Mall and Salem Center contributed $1,694 to recoveries from tenants, $2,095 to property operating expenses, including operating and maintenance, and $695 to real estate taxes and insurance. Recoveries from tenants as percentage of property operating expenses were 77% compared to 85% in 1997.

      Depreciation  and  amortization  increased  $2,559  or  42% to $8,650  as
compared  to  $6,091  in  1997.   This  increase is primarily due to  the  1997
acquisitions and the increase in newly developed GLA.

      Interest expense increased $4,630 or 146% to $7,796 as compared to $3,166 in 1997. This increase resulted from additional borrowings used to acquire Silver Lake Mall, Visalia Mall, Salem Center and newly constructed GLA. Interest capitalized on projects under construction were $1,980 in 1998 and $1,771 in 1997.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997 (DOLLARS IN THOUSANDS)

      Total revenues for the three months ended June 30, 1998 increased $4,666 or 25% to $23,283 as compared to $18,617 in 1997. This increase is attributable to a $4,925 or 37% increase in minimum rents to $18,166 as compared to $13,241 in 1997. Additionally percentage and overage rents decreased $874 or 88% to $115 as compared to $989 in 1997. The decrease in percentage and overage rents is the result of implementing the new accounting guidance from the EITF No. 98-9 (See Note 2 to financial statements).

      The June 1997 acquisitions of Silver Lake Mall and Visalia Mall as well as the December 1997 acquisition of Salem Center, contributed $2,632 to the minimum rent increase. Revenues from completed development activities contributed $1,546 to the minimum rent increase. Revenues from completed development activities contributed $1,546 to the increase in minimum rents. The additional $747 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

      Recoveries from tenants increased $618 or 15% to $4,793 as compared to $4,175 in 1997. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $863 or 31% and $631 or 31% respectively. The acquisition of Silver Lake Mall, Visalia Mall and Salem Center contributed $910 to recoveries from tenants, $907 to property operating expenses, including operating and maintenance, and $346 real estate taxes and insurance. Recoveries from tenants as percentage of property operating expenses were 76% compared to 86% in 1997.

      Depreciation  and  amortization  increased  $1,554  or  51%  to $4,578 as
compared  to  $3,024  in  1997.   This  increase  is  primarily due to the 1997
acquisitions and the increase in newly developed GLA.

      Interest expense increased $2,348 or 158% to $3,838 as compared to $1,490 in 1997. This increase resulted from additional borrowings used to acquire Silver Lake Mall, Visalia Mall, Salem Center and newly constructed GLA. Interest capitalized on projects under development were $1,107 in 1998 and $927 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income", as defined in the Code. During the quarter ended June 30, 1998 the Company declared a distribution of $.45 per share payable July 21, 1998 to the shareholders of record as of July 2, 1998.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of June 30, 1998, the Company's cash and restricted cash amounted to approximately $4.9 million. In addition to its cash and restricted cash, unused capacity under its credit facilities totaled $171 million.

      The Company expects to meet its short-term cash requirements, including recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the credit facilities. Exclusive of construction and development activities, capital expenditures (both revenue and non-revenue enhancing) for the existing properties are budgeted in 1998 to be approximately $5 million.

      The Company's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, the repayment of the $100 million senior notes principle payable at $25 million a year starting in March 2005, and the retirement of outstanding balances under the credit facilities.

      An additional long-term capital need of the Company is the construction of the regional mall in Spokane, Washington, through its consolidated partnership, Spokane Mall Development Company Limited Partnership. On July 30, 1996, this consolidated partnership entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. The mall opened August 13, 1997, and contains approximately 689,000 square feet of total GLA. Continued payments for initial tenant construction allowances and completion of construction will increase borrowings on the loan. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and amount of the construction facility is comprised of costs incurred to date for the purchase of land and payment of fees and other development costs. As of June 30, 1998, borrowings on the loan were approximately $44.9 million.

      The Operating Partnership is continuing the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Company, Ltd. This property will also represent a future long-term capital need for the Company, the total cost of the project is estimated to be approximately $71 million. The Company expects to fund this project through advances under its credit facilities in combination with construction financing.

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

      On September 2, 1997 the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998 the Operating Partnership under its shelf registration, issued $100 million of ten year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of this agreement making the effective rate of interest on these notes at 7.24%. Interest payments are due semi annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the credit facility.

      The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 37% at June 30, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An Annual Meeting of Stockholders was held on April 29, 1998 in Salt Lake City, Utah. At the Annual Meeting, the stockholders voted to elect seven directors to serve on the Company's Board of Directors until the 1999 Annual Meeting of Stockholders and to ratify the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

      The following votes were cast by the stockholders of the Company with respect to the election of directors named in the Proxy statement:


                                          SHARES
                                           VOTED        SHARES
                                            FOR        WITHHELD
                                        ----------    ---------
      Mr. John Price                    15,481,807      335,007
      Mr. G. Rex Frazier                15,482,872      333,942
      Mr. Warren P. King                15,483,352      333,462
      Mr. James A. Anderson             15,482,772      334,042
      Mr. Sam W. Souvall                15,474,975      341,839


            In addition, Messrs. Albert Sussman and Allen P. Martindale were unanimously elected to serve as directors by the holder of the Company's 200,000 shares of Price Group Stock.

            The following votes were cast by the stockholders with respect to the resolution to ratify the Board of Director's appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

                                           SHARES       SHARES
                                            VOTED        VOTED     SHARES
                                             FOR        AGAINST   ABSTAINED
                                        ----------     --------   ---------
                                        15,759,804       18,205      38,805



ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

3.1   Amended and Restated Articles of Incorporation the Company (3(a))*
3.2   Amended and Restated Bylaws of the Company (3(b))**
4.1   Specimen of Common Stock Certificate (4)*
10.1 Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited Partnership (10(a))*
10.2 Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3  Loan Agreements related to Mortgage Debt and related documents
      (10(c))*
      i) Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price Financing Partnership, L.P.
      ii) Intentionally Omitted
      iii)Indenture between Price Capital Corp. and a Trustee
      iv) Limited Guarantee Agreement (Guarantee of Collection) for outside investors
      v) Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
      vi) Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
      vii)Note Issuance Agency Agreement between Price Capital Corp. and Price Financing Partnership, L.P.
      viii)Management and Leasing Agreement among Price Financing Partnership, L.P. and Price Development Company, Limited Partnership
      ix) Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.4 Employment and Non-Competition Agreement between the Company and John Price (10(d)){*}
10.5  Indemnification Agreement for Directors and Officers (10(f))*
10.6 Registration Rights Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))*
10.7 Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership***
10.8 Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))*
10.9  1993 Stock Option Plan (10(i))*
10.10 Amendment  to  Groundlease between Price Development  Company  and  Alvin
      Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))*
10.11 Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979. (Groundlease for Anaheim Plaza) (10(k))*
10.12 Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto. (Groundlease for Fort Union Plaza) (10(l))*
10.13 Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))*
10.14 Groundlease between Aldo Rossi and Price Development Company, Dated June 1, 1989, and related documents. (Groundlease for Halsey Crossing) (10(n))*

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.15 Loan Agreements related to 1995 Credit Facility ***
      i) Credit Agreement, dated March 8, 1995, between Price Development Company, Limited Partnership and Lexington Mortgage Company
      ii) Note dated March 8, 1995
      iii)Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
      iv) Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah, N.A. and Lexington Mortgage Company
      v) Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc. and Capital Market Assurance Corporation
      vi) Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement dated June 29, 1995
      vii)Reaffirmation of Guaranty dated June 29, 1995
   (b)Current Reports on Form 8-K

      None


--------------------

* Documents were previously filed with the Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.

** Documents were previously filed with the Company's first quarter 1997 10-Q and are incorporated herein by reference.

***Documents were previously filed with the Company's Annual Report of Form 10-
   K for the year ended December 31, 1995 and are incorporated herein by reference.

                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         JP REALTY, INC.
                                         (Registrant)



     AUGUST 13, 1998                     /s/ G. Rex Frazier
----------------------------             -----------------------------
         (Date)                          G. Rex Frazier
                                         PRESIDENT, CHIEF OPERATING OFFICER,
                                         AND DIRECTOR




   AUGUST 13, 1998                       /S/ M. Scott Collins
---------------------------              ------------------------------
         (Date)                          M. Scott Collins
                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                         AND TREASURER (PRINCIPAL FINANCIAL AND
                                         ACCOUNTING OFFICER)