Form 10-Q
period 1998-09-30
JP REALTY INC
filed 1998-11-13
CIK 912080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          FORM 10-Q



(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1998

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                            Commission file number 1-12560



                                     JP REALTY, INC.
                                     ---------------
                (Exact name of registrant as specified in its charter)



                  MARYLAND                             87-0515088
                  --------                             ----------
           (State of organization)                  (I.R.S. Employer
                                                   Identification No.)
             35 CENTURY PARK-WAY
         SALT LAKE CITY, UTAH  84115                 (801) 486-3911
         ---------------------------                  -------------
  (Address of principal executive offices)  (Registrant's telephone number, including area code)




      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         X  Yes    No



     17,637,547 Shares of Common Stock were outstanding as of November 13, 1998

                                    JP REALTY, INC.
                                       FORM 10-Q


                                         INDEX
                                         -----


PART I:  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.Financial Statements 3

       Condensed Consolidated Balance Sheet as of September 30, 1998
        and December 31, 1997                                                 4

       Consolidated Statement of Operations for the Three Months and
        Nine Months Ended September 30, 1998 and 1997                         5

       Condensed Consolidated Statement of Cash Flows
        for the Nine Months Ended September 30, 1998 and 1997                 6

       Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk           14


PART II: OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    17

                                        PART I



ITEM 1. FINANCIAL STATEMENTS
        --------------------

      The information furnished in the accompanying financial statements listed in the index on page 2 reflects only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

      The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's quarterly reports on Form 10-Q for the three-month period ended March 31, 1998 and June 30, 1998 and the annual report on Form 10-K for the year ended December 31, 1997, including the financial statements and notes thereto.

                                    JP REALTY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (IN THOUSANDS)


                                                     (UNAUDITED)
                                                      ---------
                                                     September 30, December 31,
                                                         1998         1997
                                                     ------------ -------------
ASSETS
Real Estate Assets, Including Assets Under
 Development of $51,517 and $33,665                   $   798,917   $   619,371
  Less:  Accumulated Depreciation                        (109,782)      (98,404)
    Net Real Estate Assets                                689,135       520,967
Cash                                                        1,369         5,603
Restricted Cash                                             3,859         2,465
Other Assets                                               18,683        16,649
                                                      -----------   -----------
                                                      $   713,046   $   545,684
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings                                            $   444,935   $   283,390
Accounts Payable and Accrued Expenses                      20,956        18,840
Distributions Payable                                       9,566            --
Other Liabilities                                             770           617
                                                      -----------   -----------
                                                          476,227       302,847
                                                      -----------   -----------
Minority Interest                                          33,661        34,851
                                                      -----------   -----------

Commitments and Contingencies

Shareholders' Equity
Common Stock, $.0001 par value, 124,800,000 shares
  authorized, 17,420,547 shares and 17,389,827 shares
  issued and outstanding at September 30, 1998 and
  December 31, 1997, respectively                                2            2
Price Group Stock, $.0001 par value, 200,000 shares
  authorized, issued and outstanding                            --           --
Excess Stock, 75,000,000 shares authorized,
  none issued or outstanding                                    --           --
Additional Paid-in Capital                                 232,694      232,135
Accumulated Distributions in Excess of Net Income          (29,538)     (24,151)
                                                       -----------   ----------
                                                           203,158      207,986
                                                       -----------   ----------
                                                       $   713,046   $  545,684
                                                       ===========   ==========

          See accompanying notes to financial statements.

                                    JP REALTY, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                        FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                        --------------------   ---------------------
                                           1998       1997       1998        1997
                                        ---------  ---------   --------   ----------
Revenues
  Minimum Rents                         $  19,976  $  15,313   $ 56,053   $   41,761
  Percentage and Overage Rents                268      1,095      1,453        3,087
  Recoveries from Tenants                   6,523      4,858     16,656       12,911
  Interest                                    103         80        297          397
  Other                                       176        427        373          609
                                        ---------  ---------   --------   ----------
                                           27,046     21,773     74,832       58,765
                                        ---------  ---------   --------   ----------
Expenses
  Operating and Maintenance                 4,863      3,676     12,701        9,220
  Real Estate Taxes and Insurance           2,994      2,202      8,291        6,134
  General and Administrative                1,501      1,446      4,501        4,014
  Depreciation                              4,639      3,092     12,203        8,381
  Amortization of Deferred Financing
   Costs                                      402        232      1,146          719
  Amortization of Deferred Leasing
   Costs                                      162        161        504          476
  Interest                                  5,563      2,733     13,359        5,899
                                        ---------  ---------  ---------   ----------
                                           20,124     13,542     52,705       34,843
                                        ---------  ---------  ---------   ----------
                                            6,922      8,231     22,127       23,922
Minority Interest in Income of
 Consolidated Partnerships                    (68)       (63)      (205)        (209)
Gain on Sale of Real Estate                   234         --        234          339
                                        ---------  ---------  ---------   ----------
Income Before Minority Interest of
 Operating Partnership Unitholders          7,088      8,168     22,156       24,052
Minority Interest of the Operating
 Partnership Unitholders                   (1,218)    (1,408)    (3,812)      (4,110)
                                        ---------  ---------  ---------   ----------
Net Income                              $   5,870  $   6,760  $  18,344   $   19,942
                                        =========  =========  =========   ==========
Basic Net Income Per Share              $     .33  $     .38  $    1.04   $     1.14
                                        =========  =========  =========   ==========
Diluted Net Income Per Share            $     .33  $     .38  $    1.03   $     1.13
                                        =========  =========  =========   ==========
PRO FORMA DATA
  Pro Forma Net Income                  $   5,870  $   6,138  $  17,459   $   17,765
                                        =========  =========  =========   ==========
  Pro Forma Basic Earnings Per Share    $     .33  $     .35  $     .99   $     1.02
                                        =========  =========  =========   ==========
  Pro Forma Diluted Earnings Per Share  $     .33  $     .35  $     .99   $     1.01
                                        =========  =========  =========   ==========
Basic Weighted Average Number of
 Common Shares                             17,619     17,587     17,617       17,430

Add: Dilutive Effect of Stock Options          89        164        120          170
                                        ---------  ---------  ---------   ----------
Diluted Weighted Average Number of
 Common Shares                             17,708     17,751     17,737       17,600
                                        =========  =========  =========   ==========

          See accompanying notes to financial statements.

                                    JP REALTY, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------
                                                               1998           1997
                                                            ----------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $   40,427     $  37,152

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                      (184,075)      (86,486)
Proceeds from Sales of Real Estate Assets                          276           410
Increase in Restricted Cash                                     (1,394)          (70)
                                                            ----------     ---------
 Net Cash Used in Investing Activities                        (185,193)      (86,146)
                                                            ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                       260,977        85,414
Repayment of Borrowings                                        (99,432)      (56,087)
Net Proceeds from Sale of Common Stock                              --        38,632
Proceeds from Minority Interests                                    --         1,000
Proceeds from Stock Options Exercise                               546           220
Distributions Paid to Minority Interests and Unitholders        (3,549)       (3,369)
Distributions Paid to Shareholders                             (15,820)      (15,265)
Deferred Financing Costs                                        (2,190)         (431)
                                                            ----------    ----------
  Net Cash Provided by Financing Activities                    140,532        50,114
                                                            ----------    ----------

Net (Decrease) Increase in Cash                                 (4,234)        1,120
Cash, Beginning of Period                                        5,603         1,750
                                                            ----------    ----------
Cash, End of Period                                         $    1,369    $    2,870
                                                            ==========    ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

The following non-cash transactions occurred:

 Distributions accrued for shareholders not paid            $    7,911    $    7,634

 Distributions accrued for unitholders not paid                  1,655         1,600


 Purchase of the Remaining 70% Interest in
  Silver Lake Mall:
  72,000 Operating Partnership Units Issued                               $    1,863
  30% Equity Investment Consolidated                                          (1,555)
  Debt Assumed                                                                24,755
                                                                          ----------
   Total                                                                  $   25,063
                                                                          ==========

                            See accompanying notes to financial statements

                                   JP REALTY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

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


2.    CHANGE IN REVENUE RECOGNITION POLICY

      Effective April 1, 1998, the Company prospectively adopted the provisions of Issue No. 98-9 ("EITF 98-9") Accounting For Contingent Rent in Interim Financial Periods, which was issued on May 21, 1998 by the Financial Accounting Standards Board Emerging Issues Task Force and which significantly changes the Company's recognition of percentage and overage rents revenue in interim periods. Prior to the adoption of EITF 98-9, the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the provisions of EITF 98-9 percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

      Under its implementation guidelines, the Emerging Issues Task Force ("EITF") provides for and the Company has chosen prospective adoption of this EITF consensus position in the quarter in which the consensus is reached.

      As a result of adopting EITF 98-9, percentage and overage rents revenue and total revenues decreased $912 and $2,036 during the three and nine months ended September 30, 1998, respectively, from the amounts that would have been reported if the change described above had not been made. In addition, if the change in revenue recognition described above had not been made, the net income for the three and nine month periods ended September 30, 1998 would have been $6,625 ($.37 diluted net income per share) and $20,028 ($1.13 diluted net income per share), respectively.

      Pro forma net income, pro forma basic net income per share and pro forma diluted net income per share for the three and nine months ended September 30, 1998 and 1997, assuming the Company had always followed the provisions of EITF 98-9 are presented on the respective consolidated statements of operations. Further discussion, including additional pro forma effects of the new accounting policy, is included in Management's Discussions and Analysis of Financial Condition and Results of Operations.


3.    BORROWINGS

      On  September  4,  1998,  Provo  Mall  Development   Company,   Ltd.,   a
consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The construction loan facility will be used to fund the development and construction of Provo Towne Centre in Provo, Utah. The construction loan (i) matures on July 1, 2001 with an optional two-year extension and (ii) is collateralized by Provo Towne Centre and guaranteed by the Operating Partnership. The first borrowing on the construction loan facility was October 19, 1998 for approximately $22,688.

                                    JP REALTY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

3.    BORROWINGS (CONTINUED)

      On August 6, 1998, the Company, through a consolidated partnership of the Operating Partnership, acquired NorthTown Mall. The partnership obtained a new first mortgage in the amount of $84,500 with a ten-year term at 6.68% per annum. In addition, the Operating Partnership borrowed $43,500 from its $200,000 unsecured credit facility to fund the acquisition. The Operating Partnership has also issued a letter of credit to the first mortgage holder in the amount of $9,500 to guarantee the completion of additional property development work. The Company does not expect any material losses to result from the letter of credit, and management is therefore of the opinion that the fair value of this instrument is zero.

      The Operating Partnership borrowed $9,000 on April 21, 1998, $11,000 on July 20, 1998, and $9,000 on August 10, 1998 from its $200,000 unsecured credit facility to fund construction projects. At September 30, 1998, the balance outstanding on this credit facility was $102,500.

      On March 16, 1998, the Operating Partnership entered into a $10,000 unsecured credit facility. The credit facility will be used for general business and cash management purposes.

      On March 11, 1998, the Operating Partnership issued $100,000 in ten-year senior notes bearing annual interest at a rate of 7.29% with interest payments due semi annually. Principal payments of $25,000 are due annually beginning March 2005. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of this agreement making the effective rate of interest on these notes at 7.24%. Proceeds from the notes were used to partially repay outstanding borrowings under the Operating Partnership's $200,000 unsecured credit facility.

      On July 30, 1996, Spokane Mall Development Company, a consolidated partnership of which the Operating Partnership is the General Partner, entered into a $50,000 construction loan facility. The construction loan facility was used to fund the development of the Spokane Valley Mall in Spokane, Washington. The construction loan (i) has a three-year term with an optional two-year extension and (ii) is collateralized by the Spokane Valley Mall and guaranteed by the Operating Partnership. As of September 30, 1998, borrowings on the loan were $44,948.


4.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma summary financial information for the nine months ended September 30, 1998 and 1997, is presented as if the acquisitions of NorthTown Mall, Silver Lake Mall, Visalia Mall, Salem Center and the additional common stock offering on January 22, 1997, had been consummated as of January 1, 1997.

                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------
                                                             1998          1997
                                                          ----------   ----------
Total Revenues                                            $   83,147   $   77,898

Net Income                                                $   17,759   $   19,409

Basic Net Income Per Share                                $     1.01   $     1.10

Diluted Net Income Per Share                              $     1.00   $     1.09

      The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisitions and offering been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

                                    JP REALTY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


5.    SHAREHOLDERS' EQUITY
      The following table summarizes changes in shareholders' equity since December 31, 1997:

                                                                           ACCUMULATED
                                                              ADDITIONAL   DISTRIBUTIONS
                                                       COMMON  PAID-IN IN   EXCESS OF
                                            SHARES*     STOCK     CAPITAL   NET INCOME  TOTAL
                                           ----------  --------  ---------  ---------- ---------
Shareholders' Equity at December 31, 1997  17,589,827  $      2  $ 232,135  $ (24,151) $ 207,986

Stock Option Compensation                          --        --         10         --         10
Issued Shares Common Stock -
Stock Options Exercised                        30,435        --        546         --        546
  Operating Partnership Units Converted           285        --          3         --          3
Net Income for the Period                          --        --         --     18,344     18,344
Distributions Paid                                 --        --         --    (15,820)   (15,820)
Distributions Accrued                              --        --         --     (7,911)    (7,911)
                                           ----------  --------  ---------  ---------  ---------
Shareholders' Equity at September 30, 1998 17,620,547  $      2  $ 232,694  $ (29,538) $ 203,158
                                           ==========  ========  =========  =========  =========

*  Includes Price Group Stock


6.    SUBSEQUENT EVENTS

      On October 21, 1998, a grand opening was held for Sears, a fourth anchor tenant in Red Cliffs Mall in St. George, Utah. Sears added approximately 70,385 square feet of GLA in its new store and a tire and battery shop of approximately 9,564 square feet of GLA.

      On October 28, 1998, Provo Mall Development Company, Ltd. held a grand opening of its newly developed Provo Towne Centre in Provo, Utah. Provo Mall Development Co. Ltd. is a consolidated partnership of the Operating Partnership,
its  general  partner.   Provo  Towne Centre added approximately 718,900
square feet of additional total GLA to the Company's existing portfolio.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
      OF OPERATIONS
      -------------

OVERVIEW

      The Company completed its initial public offering on January 21, 1994, and conducts all of its business operations through its 83% controlling general partner interest, in Price Development Company, Limited Partnership (the "Operating Partnership").

      The Company is a fully integrated, self administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 50 properties, including 17 enclosed regional malls, 25 community centers, two freestanding retail properties and six mixed-use commercial properties. The Company's operations before depreciation were positively impacted by the August 1998 acquisition of NorthTown Mall, the Operating Partnership's December 1997 acquisition of Salem Center and the June 1997 acquisitions of the Silver Lake Mall and Visalia Mall, as well as its development activities which added a combined 1,346,000 square feet of gross leasable area ("GLA") to the retail portfolio of which 840,000 square feet of GLA was added from August 1997 through November 1997, 15,000 in March 1998 and 491,000 was added in August 1998. The Company also completed an additional public offering in January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of its common stock.

CHANGE IN REVENUE RECOGNITION POLICY

      As described in Note 2 to the financial statements, the Company adopted EITF 98-9 ("EITF 98-9") Accounting For Contingent Rent in Interim Financial Periods, effective April 1, 1998, which significantly changes the Company's recognition of percentage and overage rents revenue in interim periods. Prior to the adoption of EITF 98-9, the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. As a result of the change, percentage and overage rents revenue is recognized in interim periods when the specified target that triggers the contingent rental income is achieved.

      Under its implementation guidelines, the EITF provides for, and the Company has chosen, prospective adoption of this EITF consensus position in the quarter in which the consensus is reached. As a result, the Company's reported revenues and net income were reduced in the second and third quarter of 1998 by approximately $.10 earnings per diluted share, will be increased in the fourth quarter of 1998 by approximately $.10 earnings per diluted share (thus having no material impact on the 1998 calendar year period) and will be reduced in the first quarter of 1999 compared to the first quarter of 1998 by approximately $.05 earnings per diluted share. In Company leases containing percentage and overage rent targets, the majority of such targets are triggered during the fourth quarter of each year. Therefore revenues and net income will hereinafter be reduced in the first, second and third quarters of each year and increased in the fourth quarter as compared to results reported prior to the implementation of EITF 98-9. Over the course of a full calendar year there will be no material impact, just a shift in earnings to later in the year.

PRO FORMA PRESENTATION

      Set forth below are pro forma data which assume that the Company's accounting for percentage and overage rents revenue had always conformed to the provisions of EITF 98-9.

                            PRESENTATION OF PRO FORMA DATA
                                      (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                 ----------------------------      --------------------------
                                     1998            1997              1998           1997
                                 ------------    ------------      ------------   -----------
Total Revenues                   $     27,046    $     21,021      $     73,762   $    56,136
Net Income                              5,870           6,138            17,459        17,765
Basic Net Income Per Share                .33             .35               .99          1.02
Diluted Net Income Per Share              .33             .35               .98          1.01


RESULTS OF OPERATIONS

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTH ENDED SEPTEMBER 30, 1997 (DOLLARS IN THOUSANDS)

      Total revenues for the nine months ended September 30, 1998 increased $16,067 or 27% to $74,832 as compared to $58,765 in 1997. This increase is primarily attributable to a $14,292 or 34% increase in minimum rents to $56,053 as compared to $41,761 in 1997. Additionally, percentage and overage rents decreased $1,634 or 53% to $1,453 as compared to $3,087 in 1997. The decrease in percentage and overage rents is the result of implementing the new accounting guidance from EITF No. 98-9 (see Note 2 to financial statements).

      The August 1998 acquisition of NorthTown Mall, the June 1997 acquisitions of Silver Lake Mall and Visalia Mall and the December 1997 acquisition of Salem Center, contributed $7,900 to the minimum rent increase and $138 to percentage and overage rents. Revenues from completed development activities contributed $3,985 to the increase in minimum rents. The additional $2,407 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

      Recoveries from tenants increased $3,745 or 29% to $16,656 as compared to $12,911 in 1997. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $3,481 or 38% and $2,157 or 35% respectively. The acquisition of NorthTown Mall, Silver Lake Mall, Visalia Mall and Salem Center contributed $2,528 to recoveries from tenants, $2,038 to property operating expenses, including operating and maintenance, and $1,067 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 79% compared to 84% in 1997.

      Depreciation and amortization increased $4,277 or 45% to $13,853 as compared to $9,576 in 1997. This increase is primarily due to the acquisitions and the increase in newly developed GLA.

      Interest expense increased $7,460 or 126% to $13,359 as compared to $5,899 in 1997. This increase resulted from additional borrowings used to acquire NorthTown Mall, Silver Lake Mall, Visalia Mall and Salem Center and to complete newly constructed GLA. Interest capitalized on projects under construction was $3,112 in 1998 as compared to $2,506 in 1997.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997 (DOLLARS IN THOUSANDS)

      Total revenues for the three months ended September 30, 1998 increased $5,273 or 24% to $27,046 as compared to $21,773 in 1997. This increase is attributable to a $4,663 or 30% increase in minimum rents to $19,976 as compared to $15,313 in 1997. Additionally, percentage and overage rents decreased $827 or 76% to $268 as compared to $1,095 in 1997. The decrease in percentage and overage rents is the result of implementing the new accounting guidance from EITF No. 98-9 (see Note 2 to financial statements).

      The August 1998 acquisition of NorthTown Mall and the December 1997 acquisition of Salem Center, contributed $2,507 to the minimum rent increase. Revenues from completed development activities contributed $965 to the minimum rent increase. The additional $1,191 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

      Recoveries from tenants increased $1,665 or 34% to $6,523 as compared to $4,858 in 1997. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $1,187 or 32% and $792 or 36% respectively. The acquisition of NorthTown Mall and Salem Center contributed $834 to recoveries from tenants, $516 to property operating expenses, including operating and maintenance, and $372 real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 83% compared to 83% in 1997.

      Depreciation and amortization increased $1,718 or 49% to $5,203 as compared to $3,485 in 1997. This increase is primarily due to the acquisitions and the increase in newly developed GLA.

      Interest expense increased $2,830 or 104% to $5,563 as compared to $2,733 in 1997. This increase resulted from additional borrowings used to acquire NorthTown Mall and Salem Center and to complete newly constructed GLA. Interest capitalized on projects under development was $1,132 in 1998 as compared to $735 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. During the quarter ended September 30, 1998, the Company declared a distribution of $.45 per share payable October 20, 1998 to the shareholders of record as of October 6, 1998.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of September 30, 1998, the Company's cash and restricted cash amounted to approximately $5.2 million. In addition to its cash and restricted cash, unused capacity under its credit facilities totaled $98 million.

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

      The Company's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, the repayment of the $100 million senior notes principle payable at $25 million a year starting in March 2005, the repayment of the $84.5 million first mortgage, which requires a balloon payment of approximately $72.1 million in September 2008, and the retirement of outstanding balances under the credit facilities.

      An additional long-term capital need of the Company relates to the completion of construction of the regional mall in Spokane, Washington, through its consolidated partnership, Spokane Mall Development Company Limited Partnership. On July 30, 1996, this consolidated partnership entered into a $50 million construction loan facility to meet its development and construction needs regarding the Spokane project. The mall opened August 13, 1997, and currently contains approximately 710,000 square feet of total GLA. Continued payments for initial tenant construction allowances and completion of construction will increase borrowings on the loan. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and amount of the construction loan facility is comprised of costs incurred to date for the purchase of land and payment of fees and other development costs. As of September 30, 1998, borrowings on the loan were approximately $44.9 million.

      The Operating Partnership is continuing the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Company, Ltd. On September 4, 1998, Provo Mall Development Company, Ltd entered into a $50 million construction loan facility to meet its development and construction needs regarding the Provo project. The construction loan facility is guaranteed by the Operating Partnership. The Provo project has incurred costs of approximately $56.8 million as of September 30, 1998 which have been funded from the Company's credit facilities. The first draw made on the construction loan facility was made on October 19, 1998 for approximately $22.7 million, of which $13.5 million was used to pay down the Operating Partners credit facilities and $9.2 for construction activities. This property will also represent a future long-term capital need for the Company, as the total cost of the project is estimated to be approximately $71 million. The Company expects to fund this project through advances under its credit facilities in combination with its construction loan facility. Provo Towne Centre opened October 28, 1998 and contains approximately 718,900 square feet of total GLA.

      The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the credit facilities together with equity and debt offerings and individual property financing. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

      On September 2, 1997 the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange
Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, the Operating Partnership under its shelf registration, issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%.
The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of this agreement making the effective rate of interest on these notes at 7.24%. Interest payments are due semi annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the credit facility.

      The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 48% at September 30, 1998.

YEAR 2000 ISSUES

      In the past, many computer software programs were written using two digits rether than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 reather than the year 2000. This is generally referred to as the Year 2000 ("Y2K") issue.
If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which culd distrupt the Company's operations.

      The Company has developed a comprehensive strategy for updating its systems for Y2K compliance. The Company's information technology
("IT") systems include software and hardware purchased from outside vendors, as well as in-house developed software. The Company believes that vendor developed software and hardware will be made Y2K compliant through vendor-provided updates or replacement with other Y2K compliant software and hardware that will be installed, tested and in use prior to the end of 1999. In-house developed software is currently being identified and assessed. Modifications will then be made as necessary to bring such in-house developed software into Y2K compliance and validate such compliance prior to the end of 1999.

      The Company is currently in the process of identifying significant non-IT systems which may be impacted by the Y2K problem, including those relating to property management (e.g. alarm systems and HVAC systems). The Company will then determine through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. The Company believes identification will be completed before the end of the Company's current fiscal year, and that modifications, validation and implementation will be completed during 1999.

      The Company is also identifying third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on its financial position or operating results. Third parties include energy and utility suppliers, creditors, service and product suppliers and the Company's significant tenants. These relationships, especially those associated with certain suppliers and tenants, are material to the Company and a Y2K failure for one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company is making inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will be on-going throughout the current and the next fiscal year.

      The Company currently estimates that the costs to address Y2K issues will not exceed $100,000. Costs include salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated with addressing Y2K issues. These costs will be expensed as incurred or, in the case of equipment or software replacement, will be capitalized and depreciated over the expected useful life. The Company recognizes that the total cost estimate is likely to increase as it completes its assessment of non-IT systems. The Company is not currently able to reasonably estimate the ultimate cost to be incurred for the assessment, remediation, upgrade, replacement and testing of its impacted non-IT systems.

      The worst case Y2K scenarios could be as insignificant as a minor interruption in property management services provided to tenants at the Company's properties resulting from unanticipated problems encountered in the IT systems of the Company or any of the significant third parties with whom the Company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired and that such interruptions would have a minor effect on the Company's operations. On the other hand, a worst case Y2K scenario could be as far reaching as an extended loss of utility service resulting from interruptions at the point of power generation, on-line transmission, or local distribution to the Company's properties. Such an interruption could result in an inability to provide property tenants with access to their spaces thereby affecting the Company's ability to collect rents and pay its obligations which could result in a material adverse effect on the Company's operating results and financial position.

      These statements contained in this Quarterly Report of Form 10-Q that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, budgets, estimates, contemplations and year 2000 compliance. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the actual results could differ materially from those in such forward looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, law and regulations, the relative illiquidity of real property investments, the potential bankruptcy of tenants and, the development or expansion of properties and unexpected developments surrounding the year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------
        Not Applicable.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

        (a)   Exhibits

EXHIBIT
NUMBER
------
                                  DESCRIPTION
                                  -----------
3.1   Amended and Restated Articles of Incorporation the Company (3(a))*
3.2   Amended and Restated Bylaws of the Company (3(b)){**}
4.1   Specimen of Common Stock Certificate (4){*}
10.1 Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited Partnership (10(a)){*}
10.2 Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){*}
10.3  Loan Agreements related to Mortgage Debt and related documents (10(c)){*}
      i) Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price Financing Partnership, L.P.
      ii)   Intentionally Omitted
      iii)  Indenture between Price Capital Corp. and a Trustee
      iv) Limited Guarantee Agreement (Guarantee of Collection) for outside investors
      v) Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
      vi) Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
      vii) Note Issuance Agency Agreement between Price Capital Corp. and Price Financing Partnership, L.P.
      viii) Management and Leasing Agreement among Price Financing Partnership, L.P. and Price Development Company, Limited Partnership
      ix) Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.4 Employment and Non-Competition Agreement between the Company and John Price (10(d)){*}
10.5  Indemnification Agreement for Directors and Officers (10(f)){*}
10.6 Registration Rights Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g)){*}
10.7 Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership{***}
10.8 Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g)){*}
10.9  1993 Stock Option Plan (10(i)){*}
10.10 Amendment  to  Groundlease between Price Development  Company  and  Alvin
      Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j)){*}
10.11 Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979. (Groundlease for Anaheim Plaza) (10(k)){*}
10.12 Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto. (Groundlease for Fort Union Plaza) (10(l)){*}
10.13 Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m)){*}
10.14 Groundlease between Aldo Rossi and Price Development Company, Dated June 1, 1989, and related documents. (Groundlease for Halsey Crossing) (10(n)){*}

EXHIBIT
NUMBER
------
                                  DESCRIPTION
                                  -----------
10.15 Loan Agreements related to 1995 Credit Facility {***}
      i) Credit Agreement, dated March 8, 1995, between Price Development Company, Limited Partnership and Lexington Mortgage Company
      ii)   Note dated March 8, 1995
      iii) Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
      iv) Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah, N.A. and Lexington Mortgage Company
      v) Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc. and Capital Market Assurance
            Corporation
      vi)   Amendment   to  Cash  collateral  Account,  Security,  Pledge   and
            Assignment Agreement dated June 29, 1995
      vii)  Reaffirmation of Guaranty dated June 29, 1995

      (b)   Current Reports on Form 8-K

            On August 17, 1998, the Company filed a current report on Form 8-K, dated August 6, 1998, reporting the acquisition of NorthTown Mall.

            The Financial Statements Filed Were As Follows:

            NORTHTOWN MALL
            Historical Statement of Revenues and Certain Expenses for the Year Ended December 31, 1997
            Historical Statement of Revenues and Certain Expenses for the Six-Month Periods Ended June 30, 1998 and 1997 (unaudited)
            Notes to Historical Statements of Revenue and Certain Expenses

            JP REALTY, INC.
            Pro Forma - Unaudited:
            Condensed Consolidated Balance Sheet as of June 30, 1998
            Condensed Consolidated Statement of Operations for the Six-Month Period Ended June 30, 1998 and for the Year Ended December 31, 1997 Estimated Twelve-Month Pro Forma Statement of Taxable Net Operating Income and Operating Funds Available

{*} Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parentheticals, and are incorporated herein by reference.
{**} Document was previously filed with the Company's Quarterly Report on Form
     10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference.
{***}Documents were previously filed with the  Company's  Annual Report of Form
     10-K for the year ended December 31, 1995 and is incorporated herein by reference.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                JP REALTY, INC.
                                                (Registrant)



              NOVEMBER 13, 1998                 /s/ G. Rex Frazier
              -----------------                 ----------------------
                 (Date)                         G. Rex Frazier
                                                PRESIDENT, CHIEF OPERATING
                                                OFFICER, AND DIRECTOR




              NOVEMBER 13, 1998                 /s/ M. Scott Collins
              -----------------                 ------------------------
                 (Date)                         M. Scott Collins
                                                VICE PRESIDENT--CHIEF FINANCIAL
                                                OFFICER (PRINCIPAL FINANCIAL
                                                & ACCOUNTING OFFICER)