Form 10-K
period 1998-12-31
JP REALTY INC
filed 1999-03-19
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-K
(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended December 31, 1998

                                              OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       (NO FEE REQUIRED)

                    For the transition period from _________ to __________


                                Commission file number 1-12560


                                        JP REALTY, INC.
                (Exact name of Registrant as specified in its charter)

                MARYLAND                                    87-0515088
         ----------------------                           ---------------
         (State of organization)                         (I.R.S. Employer
                                                        Identification No.)
           35 CENTURY PARK-WAY
           SALT LAKE CITY, UTAH 84115                    (801) 486-3911
---------------------------------------                   --------------
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

              Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange
           TITLE OF EACH CLASS                           ON WHICH REGISTERED
----------------------------------------                -----------------------
Common Stock, par value $.0001 per share                 New York Stock Exchange

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $334,250,176 as of March 11, 1999. The aggregate market value has been computed based on a price of $19 3/8 per share, the closing price of the stock on the New York Stock Exchange on March 11, 1999.

                         Shares Outstanding at March 11, 1999
            17,440,547 Shares of Common Stock, par value $.0001 per share.
           200,000 Shares of Price Group Stock, par value $.0001 per share.

                          DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's proxy statement for the 1999 Annual Meeting of Stockholders scheduled to be held on May 5, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.

      Certain matters discussed under the captions "Business and Properties", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference herein may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of JP Realty, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


                                        PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

      GENERAL

      JP Realty, Inc. a Maryland Corporation, (together with its subsidiaries, the "Company"), is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") primarily engaged in the business of owning, leasing, managing, operating, developing, redeveloping and acquiring malls, community centers and other commercial and retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California (together with the Intermountain Region the "Western States"). The Company was formed on September 8, 1993 to continue and expand the business, commenced in 1957, of certain companies (the "Predecessor Companies") affiliated with John Price, Chairman of the Board and Chief Executive Officer of the Company. The Company conducts all of its business operations through, and as of December 31, 1998 held an 83% controlling general partner interest in, Price Development Company, Limited Partnership, a Maryland limited partnership (the "Operating Partnership"). As of December 31, 1998, the Company, through the Operating Partnership, held a portfolio consisting of 50 properties (the "Properties"), including 17 enclosed regional malls, 25 community centers with two free-standing retail properties located in ten states and six mixed-use commercial properties located primarily in the Salt Lake City, Utah metropolitan area. Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer having constructed, developed or redeveloped 12 malls in the region (as well as three other malls in Oregon and Washington).

      Based on total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties or "Total GLA"), the Company owns and operates the largest retail property portfolio in each of the states of Utah, Idaho and Wyoming, and is one of the leading owners and operators of retail shopping center properties throughout the Intermountain Region. As of December 31, 1998, the Company's retail portfolio contained an aggregate of 13,000,760 square feet of Total GLA and its commercial portfolio contained an aggregate of 1,353,576 square feet of gross leasable area (Company-owned leasable area within the Company's Properties or "GLA"). Based on Total GLA, the Company's retail properties were approximately 94% leased as of December 31, 1998, and, based on GLA, its commercial properties were approximately 86% leased as of that date. For the year ended December 31, 1998, the regional malls, community centers and the commercial properties contributed approximately 74.3%, 17.3% and 8.4%, respectively, to the Company's consolidated net operating income.

      The Company's strategy is to expand its dominant market position in the Intermountain Region, and to continue to achieve cash flow growth and enhance the value of the Properties by increasing their rental income and net operating income over time. The Company expects to achieve rental income and net operating income growth through (i) contractual rent increases, which are included in substantially all existing leases for the Properties, (ii) re-leasing available space at higher rent levels and (iii) selectively renovating, expanding and redeveloping the Properties. In order to expand its market position, the Company expects to concentrate its acquisition and other development activities in the Western States.

      In January, 1994, the Company completed a series of transactions intended to allow it to reorganize and continue the business of the Predecessor Companies through the Operating Partnership. As part of these transactions, the Company issued 13,029,500 shares of common stock ("Common Stock") in a public offering, issued 200,000 shares of Price Group Stock to Fairfax Realty, Inc. ("Fairfax"), a company controlled by John Price, and incurred $95 million in fixed rate mortgage debt (the "Mortgage Debt") together with $9 million in additional mortgage debt (the "Additional Mortgage Debt"). Net proceeds of the sale of Common Stock were used by the Company to purchase its general partner interest in the Operating Partnership, which in turn utilized such proceeds, together with the net proceeds from the Mortgage Debt and the Additional Mortgage Debt, to (i) retire substantially all of the then existing mortgage debt encumbering 38 of the Properties and other borrowings relating to such Properties, (ii) purchase the equity interests held by two partners in Cottonwood Mall and (iii) invest an additional $4 million in the development project for the regional mall being developed in Spokane, Washington.

      On March 11, 1998, the Operating Partnership issued $100,000,000 in ten year senior notes bearing annual interest at a rate of 7.29% with interest payments due semi-annually. Principal payments of $25,000,000 are due annually beginning March 2005. The Operating Partnership entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement. As a result of the interest rate protection agreement, the effective rate of interest on these notes is 7.24%. Proceeds from the notes were used to partially repay outstanding borrowings under the Operating Partnership's $200,000,000 unsecured credit facility.

      On August 6, 1998, the Company through a consolidated partnership, which has a wholly-owned subsidiary of the Company as a 1% general partner and the Operating Partnership as a 99% limited partner bought NorthTown Mall in Spokane, Washington. NorthTown Mall is an enclosed regional mall containing 949,880 square feet of Total GLA. The major anchor department stores at NorthTown Mall are: The Bon March<e'>, JCPenney, Sears, Mervyn's and Emporium. The purchase price paid for NorthTown Mall was $128.0 million, of which $84.5 million was financed utilizing a first mortgage and $43.5 was funded out of the Operating Partnership's $200,000,000 unsecured credit facility.

      The Grand Opening of Provo Towne Centre, a 723,000 square foot enclosed regional mall developed by the Operating Partnership and located in Provo, Utah, was October 28, 1998. Provo Towne Centre is anchored by JCPenney, Sears, and Dillard's and includes space for more than 80 mall shops. The mall is currently developing a sixteen screen Cinemark Theater which will add approximately 74,000 square feet of additional GLA.

      In August 1998, the Operating Partnership completed a 294,804 square foot expansion at the Boise Towne Square in Boise, Idaho. The project added 186,500 square feet of Total GLA for Dillard's (a new anchor tenant), approximately 44,900 square feet of GLA for the expansion of The Bon March<e'> (an existing anchor tenant) and approximately 63,000 square feet of GLA for additional mall shops.

      In October, 1998, the Operating Partnership added Sears as a forth anchor tenant at Red Cliffs Mall in St. George, Utah. The Sears store added approximately 70,400 square feet of GLA to Red Cliffs Mall and a Sears Tire and Battery shop added approximately 9,600 square feet of GLA at Red Cliffs Plaza.

      Each of the Company's regional malls is the premier and dominant mall and, in some cases, the only mall within its trade area and is generally considered to be the financial, economic and social center for a given geographic area. The trade areas surrounding the Company's malls have a drawing radius, depending on the mall, ranging from five to over 150 miles. The malls have attracted as anchor tenants some of the leading national and regional retail companies such as JCPenney, Nordstrom, Wal-Mart, The Bon March<e'>, Sears, Dillard's, Mervyn's and ZCMI. The 17 regional malls in the portfolio contain an aggregate of approximately 9,810,000 square feet of Total GLA and range in size from approximately 296,000 to 1,171,000 square feet of Total GLA. The community center portfolio consists of 25 Properties in seven states containing over 3,186,000 square feet of Total GLA. The two free-standing retail properties contain a total of approximately 5,000 square feet of GLA. The commercial portfolio, which includes 38 commercial buildings containing approximately 1,354,000 square feet of GLA, is primarily located in the Salt Lake City, Utah area where the Company's headquarters are located.

PROPERTIES

      The following tables set forth certain information relating to the Properties, all of which (except as otherwise indicated) are 100% owned by the Operating Partnership. The Company believes that all such Properties are adequately covered by insurance.

                             RETAIL PROPERTIES

                                                                                            OCCUPANCY AS OF
                                                                                                12/31/98
                                                                                          ----------------------

                                     FREE
                                   STANDING   TENANT             TOTAL          TENANT       BASED   BASED  TENANT  OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS   GLA(4)   GLA(5)  OWNED      ON TOTAL   ON     SHOP    SHIP
   PROPERTY      LOCATION  TYPE(1) (SQ. FT.)(SQ. FT.)(SQ. FT.)(SQ. FT.)(SQ. FT.)(SQ. FT.)     GLA     GLA    SPACE  TYPE(6) ANCHORS
---------------  -------- -------- --------- -------- -------- --------- -------- --------- -------- ------ ------- ------ --------
REGIONAL MALLS
Utah
-----
Cache Valley
 Mall(7)          Logan      RM       30,120   96,551  182,889   309,560  307,060   2,500      92.2%   92.2%  75.1%  Fee  JCPenney,
                                                                                                                          ZCMI,
                                                                                                                          Lamonts,
                                                                                                                          C-A-L
                                                                                                                          Ranch

Cottonwood Mall   Salt       RM       53,300  320,382  379,508   753,190  753,190      --      91.6%   91.6%  80.3% Fee/ JCPenney,
(7)               Lake                                                                                              GL(8)ZCMI
                  City

Provo Towne       Provo      RM        9,564  238,149  475,653   723,366  387,847 335,519(9)   92.7%   86.5%  77.9% Fee   Dillard's,
 centre                                                                                                                   JCPenney,
                                                                                                                          Sears
Red Cliffs Mall   St.        RM       12,500   90,872  277,057   380,429  266,158 114,271(10)  97.9%   97.0%  91.3% Fee   JCPenney,
(7)               George                                                                                                  Sears,
                                                                                                                          ZCMI,
                                                                                                                          Wal-
                                                                                                                          Mart

IDAHO
------
Boise Town
Square (7)        Boise      RM       84,418  392,422  694,382 1,171,222  589,585 581,637(11)  98.0%   95.9%  93.9% Fee/  JCPenney,
                                                                                                                    GL(12)Dillard's,
                                                                                                                          Sears,
                                                                                                                          The
                                                                                                                          Bon
                                                                                                                          March<e'>,
                                                                                                                          Mervyn's
Grand Teton Mall  Idaho      RM       29,089  172,047  323,925   525,061  519,441   5,620      95.3%   95.3%  85.7%  Fee  JCPenney,
                  Falls                                                                                                   Sears,
                                                                                                                          ZCMI,
                                                                                                                          The
                                                                                                                          Bon
                                                                                                                          March<e'>

Pine Ridge Mall   Pocatello  RM       25,818  148,908  437,987   612,713  501,213 111,500(13)  96.9%   96.3%  87.4% Fee/GL
(7)                                                                                                                 (14)  JCPenney,
                                                                                                                          ZCMI,
                                                                                                                          The
                                                                                                                          Bon
                                                                                                                          March<e'>,
                                                                                                                          Sears,
                                                                                                                          ShopKo

Silver Lake Mall  Coeur      RM       20,090   97,266  217,493   334,849  327,913   6,936      98.7%   98.7%  95.5% Fee   JCPenney,
(7)               d'Alene                                                                                                 Sears,
                                                                                                                          Emporium,
                                                                                                                          Lamonts

WASHINGTON
-----------
NorthTown Mall    Spokane    RM           --  408,671  541,209   949,880  707,488 242,392(15)  90.8%   87.7%  78.7% Fee   JCPenney,
(7)                                                                                                                       Sears,
                                                                                                                          Mervyn's,
                                                                                                                          The
                                                                                                                          Bon
                                                                                                                          March<e'>,
                                                                                                                          Emporium

Spokane Valley    Spokane    RM       66,066  274,236  369,875   710,177  467,909 242,268(16)  92.8%   89.0%  81.3% Fee  JCPenney,
Mall (7)                                                                                                                 Sears,
                                                                                                                         The
                                                                                                                         Bon
                                                                                                                         March<e'>

Three Rivers
Mall (7)          Kelso      RM      199,623  126,687  188,076   514,386  345,579 168,807(17)  96.1%   94.2%  84.2% Fee  JCPenney,
                                                                                                                         Sears,
                                                                                                                         The
                                                                                                                         Bon
                                                                                                                         March<e'>,
                                                                                                                         Emporium

OREGON
-------
Salem Center       Salem     RM       45,000  168,206  438,000   651,206  213,206 438,000(18)  94.9%   84.4%  80.2% Fee/
                                                                                                                  GL(19) JCPenney,
                                                                                                                         Nordstrom,
                                                                                                                         Mervyn's,
                                                                                                                         Meier
                                                                                                                         &
                                                                                                                         Frank


                             RETAIL PROPERTIES (continued)

                                                                                             OCCUPANCY AS OF
                                                                                                12/31/98
                                                                                         -----------------------

                                     FREE
                                   STANDING   TENANT              TOTAL            TENANT     BASED   BASED  TENANT OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS    GLA(4)    GLA(5)   OWNED   ON TOTAL   ON     SHOP   SHIP
   PROPERTY      LOCATION  TYPE(1) (SQ. FT.)(SQ. FT.)(SQ. FT.) (SQ. FT.) (SQ. FT.)(SQ. FT.)    GLA     GLA   SPACE  TYPE(6) ANCHORS
---------------  -------- -------- --------- -------- -------- --------- --------- -------   ------- ------ ------- ------ --------
REGIONAL MALLS
(CONTINUED)
WYOMING
----------
Eastridge Mall    Casper    RM       17,500   264,429   289,796   571,725   495,842 75,883(20)  92.1%  90.9%  82.9%  Fee   JCPenney,
                                                                                                                           Target,
                                                                                                                           Sears,
                                                                                                                           The
                                                                                                                           Bon
                                                                                                                           March<e'>

White Mountain    Rock      RM       26,025   105,962   208,452   340,439   340,439        --   76.3%  76.3%  74.8%  Fee   JCPenney,
Mall (7)          Springs                                                                                                  Her-
                                                                                                                           bergers,
                                                                                                                           Wal-
                                                                                                                           Mart

NEW MEXICO
-----------
Animas Valley     Farming-  RM       33,000   221,946   271,155   526,101   466,763 59,338(20)  88.5%  87.0%  72.7%  Fee   JCPenney,
Mall              ton                                                                                                      Sears,
                                                                                                                           Dil-
                                                                                                                           lards's,
                                                                                                                           Beall's,
                                                                                                                           (21)

North Plains
Mall (7)           Clovis    RM      19,076    81,416   195,431   295,923   292,803     3,120   63.1%  62.7%  83.6%  Fee   JCPenney,
                                                                                                                           Sears,
                                                                                                                           Beall's,
                                                                                                                           (22)

CALIFORNIA
-----------
Visalia Mall      Visalia    RM       8,510   174,317   257,000   439,827   439,827        --   97.2%  97.2%  93.0%  Fee   JCPenney,
                                   -------- --------- --------- --------- --------- --------- ------- ------ ------        Gotts-
                                                                                                                           chalk's

Subtotal
Regional Malls                      679,699 3,382,467 5,747,888 9,810,054 7,422,263 2,387,791  92.68%  90.32% 83.19%
                                    ======= ========= ========= ========= ========= ========= ======  ====== ======
COMMUNITY
CENTERS
UTAH
-----
Bank One          Nephi     FR        3,590        --        --     3,590    3,590         --  100.0% 100.0%    --   Fee   None

Cottonwood
 Square           Salt      CC           --    35,467    41,612    77,079   77,079         --   90.9%  90.9%  80.2%  Fee/  Albert-
                  Lake                                                                                               GL    sons
                  City

Fort
Union Plaza       Salt      CC       33,190        --        --    33,190   33,190         --  100.0% 100.0%    --    GL   None
                  Lake
                  City

Gateway Crossing  Bount-    CC       35,620    65,932   174,047   275,599  145,639 129,960(13)  99.6%  99.2%  98.2%   Fee  Ernst
                  iful                                                                                                     Home
                                                                                                                           Center
                                                                                                                           (23),
                                                                                                                           ShopKo,
                                                                                                                           TJ
                                                                                                                           Maxx

North Temple      Salt      CC          --     10,085        --    10,085   10,085      --(24) 100.0% 100.0% 100.0%   Fee  Albert-
 Shops            Lake                                                                                                     sons,
                  City                                                                                                     Rite-
                                                                                                                           Aid
Orem Plaza-
Center Street     Orem      CC      15,491     18,814    62,420    96,725   91,125      5,600   97.0%  96.8%  84.6%   Fee  Savers,
                                                                                                                           Showbiz
                                                                                                                           Pizza

Orem Plaza-
State Street      Orem      CC       8,045     19,057        --    27,102   27,102      --(25)  92.9%  92.9%  90.0%   Fee  Rite
                                                                                                                           Aid

Plaza 9400        Sandy     CC      34,510     55,445   136,745   226,700  226,700         --  100.0% 100.0% 100.0%    GL  Albert-
                                                                                                                           sons,
                                                                                                                           Fred
                                                                                                                           Meyer
Red Cliffs
Plaza             St.       CC      20,023         --    46,626    66,649   57,322      9,327   30.0%  18.7%    --    Fee  (22)
                  George

River Pointe      West      CC      18,522     56,120   135,707   210,349   56,120 154,229(26)  97.1%  89.3%  89.3%  Fee   Albert-
                                                                                                                           sons,
                                                                                                                           ShopKo
Riverside Plaza   Provo     CC      10,050     11,363   156,454   177,867  174,867      3,000   99.0%  99.0%  84.8%  Fee   Macey's,
                                                                                                                           Rite
                                                                                                                           Aid,
                                                                                                                           Mac
                                                                                                                           Frugals

University        Orem      CC      33,401     38,551   128,091   200,043  199,143        900  100.0% 100.0% 100.0%  Fee   Burling-
Crossing                                                                                                                   ton,
                                                                                                                           Coat(27),
                                                                                                                           Office
                                                                                                                           Max(28),
                                                                                                                           CompUSA


                             RETAIL PROPERTIES (continued)

                                                                                            OCCUPANCY AS OF
                                                                                                12/31/98
                                                                                         -----------------------

                                    FREE
                                  STANDING  TENANT              TOTAL             TENANT    BASED   BASED  TENANT OWNER-
                         PROPERTY STORES(2) SHOPS(3) ANCHORS    GLA(4)   GLA(5)    OWNED   ON TOTAL  ON     SHOP   SHIP
   PROPERTY      LOCATION  TYPE(1)(SQ. FT.)(SQ. FT.)(SQ. FT.) (SQ. FT.)(SQ. FT.) (SQ. FT.)   GLA     GLA    SPACE TYPE(6) ANCHORS
---------------  -------- ------- ------- --------- --------  --------- --------  --------- -------- ------ ----- ------ ----------
COMMUNITY
CENTERS
(CONTINUED)
IDAHO
-----
Alameda Plaza    Pocatello   CC    19,049    27,346   143,946    190,341   190,341         -- 100.0% 100.0% 100.0% Fee  Albert-
                                                                                                                        sons,
                                                                                                                        Fred Meyer

Baskin Robbins    Idaho      FR     1,761        --        --      1,761     1,761         -- 100.0% 100.0%    --  Fee  None
17th Street       Falls

Boise Plaza       Boise      CC        --        --   108,464    108,464   108,464         -- 100.0% 100.0%    --  PI   Burlington
                                                                                                                   (29) Coat(26),
                                                                                                                        Albertsons

Boise Towne
 Plaza            Boise      CC        --        --    91,534     91,534    91,534         -- 100.0% 100.0%    --  Fee  Circuit
                                                                                                                        City,
                                                                                                                        Linens' n
                                                                                                                        Things,
                                                                                                                        Old
                                                                                                                        Navy

Twin Falls        Twin       CC        --    37,680        --     37,680    37,680         -- 100.0% 100.0%    --  Fee  None(30)
Crossing          Falls

Yellowstone       Idaho      CC    16,865    36,923   166,733    220,521   218,721      1,800  86.3%  86.2%  55.8% PI   Albert-
Square            Falls                                                                                            (31) sons,
                                                                                                                        Fred
                                                                                                                        Meyer
                                                                                                                        (32)

OREGON
------
Bailey Hills      Eugene     CC    12,000    11,895   155,000    178,895    11,895 167,000(33)100.0% 100.0% 100.0% Fee  Safeway,
Plaza                                                                                                                   ShopKo

Division
 Crossing        Portland    CC     2,589    24,091    67,960     94,640    92,051      2,589  97.1%  97.0%  88.6% Fee  Thirtfway,
                                                                                                                        Rite
                                                                                                                        Aid

Halsey Crossing   Gresham    CC     7,267    23,071    52,764     83,102    83,102         --  97.4%  97.4%  90.7% GL   Safeway

NEVADA
-------
Fremont Plaza     Las        CC     6,542    19,643    77,348    103,533   103,533         -- 100.0% 100.0% 100.0% GL   Smith's
                  Vegas                                                                                                 Food &
                                                                                                                        Drug,
                                                                                                                        Sav-On
                                                                                                                        Drug

Plaza 800         Sparks     CC     5,985    21,821   139,607    167,413   167,413         --  97.0%  97.0%  77.2% GL   Albert-
                                                                                                                        sons,
                                                                                                                        ShopKo
COLORADO
---------
Austin Bluffs     Colorado   CC     9,447    35,859    71,543    116,849    78,902  37,947(34)100.0% 100.0% 100.0% Fee  Albert-
Plaza             Springs                                                                                               sons,
                                                                                                                        Longs
                                                                                                                        Drug
ARIZONA
-------
Fry's Shopping    Glendale   CC     8,564    38,781    71,919    119,264   119,264         --  96.3%  96.3%  88.6% Fee  Fry's
Plaza                                                                                                                   Foods


Woodlands
 Village         Flagstaff   CC     4,020    43,380   146,898    194,298    91,858 102,440(10) 98.5%  96.8%  93.2% Fee  Bashas',
                                                                                                                        Wal-
                                                                                                                        Mart

CALIFORNIA
----------
Anaheim Plaza     Anaheim    CC    10,000        --    67,433     77,433    77,433         --  93.5%  93.5%    --  PI
                                                                                                                   (35) (22)
                                  ------- --------- --------- ---------- --------- ---------- -----  -----  -----
Total
 Community
 Centers                          316,531   631,324 2,242,851  3,190,706 2,575,914    614,792  96.25% 95.35% 90.84%
                                  ------- --------- --------- ---------- --------- ---------- ------ ------ ------
Total Retail
 Properties                       996,230 4,013,791 7,990,739 13,000,760 9,998,177  3,002,583  93.55% 91.62% 84.33%
                                  ======= ========= ========= ========== ========= ========== ====== ====== ======

                                                                RETAIL PROPETIES (continued)

(1) Property  type  definitions  are  as  follows:  Regional Mall--RM, Community
    Centers--CC, Free-standing Retail Properties--FR.
(2) Freestanding stores means leasable buildings or other  structures located on a property which are not physically attached to a mall or community center.
(3) Tenant shops means non-anchor retail stores located in a  mall  or community center.
(4) Represents   Operating  Partnership-owned  leasable  area  and  tenant-owned leasable area within the Properties.
(5) Represents Operating Partnership-owned leasable area within the Properties.
(6) Ownership  type   definitions  are  as  follows:   Fee,  Groundlease-GL  and
    Partnership Interest-PI.
(7) Secured Property as of December 31, 1998.
(8) The Operating Partnership owns a ground lease on one-half acre.
(9) Tenant-owned space at this property includes Dillard's and Sears.
(10)Tenant-owned space at this Property includes Wal-Mart.
(11)Tenant-owned space  at this Property includes Dillard's, JCPenney, Sears and Mervyn's.
(12)The Operating Partnership owns a ground lease on two acres.
(13)Tenant owned space at this Property includes ShopKo.
(14)The Operating Partnership  owns  two  ground leases on 7.3 acres and 1.2 acres.
(15)Tenant-owned space at this property includes Sears and Mervyn's.
(16)Tenant-owned  space  at  this  property  includes   Sears  and  The  Bon
    March<e'>.
(17)Tenant-owned space at this property includes Target and Top Foods.
(18)Tenant-owned  space  at  this  property  includes  JCPenney,   Mervyn's,
    Nordstrom and Meier and Frank.
(19)The Operating Partnership owns seven ground leases comprising a total of
    1.58 acres and 2.35 acres in fee.
(20)Tenant-owned space at this Property includes Target.
(21)Tenant-owned  space at this Property includes property owned by a  third party that is vacant.
(22)Anchor space is vacant as of December 31, 1998.
(23)Ernst Home Center  has  filed  for  protection  under  the United States
    Bankruptcy Code ("Bankruptcy Code") but continues to be  responsible for lease  payments and at December 31, 1998 was still paying rent  pursuant to the terms of the lease and the Bankruptcy Code.
(24)Tenant-owned space at this Property includes Albertsons and Rite Aid.
(25)Tenant-owned space at this Property includes Rite Aid.
(26)Tenant-owned space at this Property includes Albertsons and ShopKo.
(27)The Operating Partnership's lease is with Fred Meyer which subleases the
    Property space to Burlington Coat.
(28)The Operating Partnership's lease is with Fred Meyer which subleases the
    space to  Burlington  Coat.   33.6%  of  the  space  represented  by the
    Burlington Coat sublease is further subleased to Office Max.
(29)The  Operating  Partnership's  ownership  represents a 73.3% partnership interest in the current fee holder of the property.
(30)The  Operating Partnership's lease subleases  the  Property  to  several other retailers.
(31)The Operating  Partnership's  ownership  represents  a 83.5% partnership interest in the current fee holder of the Property.
(32)Fred Meyer is paying rent but not occupying the space.   The  lease ends
    in November 2002.
(33)Tenant-owned space at this property includes Safeway and ShopKo.
(34)Tenant-owned space at this Property includes Longs Drugs.
(35)The   Operating   Partnership's  ownership  interest  represents  a  50%
    partnership interest in the current ground lease holder of the Property.


                                                       COMMERCIAL PROPERTIES

                                                                                                     OCCUPANCY
                                                                    PROPERTY             GLA          BASED ON        OWNERSHIP
             PROPERTY                         LOCATION              TYPE (1)          (SQ. FT.)         GLA             TYPE
----------------------------               ---------------          --------         ---------       -----------      ----------
UTAH
-----
Price Business Center-Pioneer              Salt Lake City              BP              497,892          79.00%              Fee
Square
Price Business Center-South Main           Salt Lake City              BP              112,963          82.65%              Fee
Price Business Center-Timesquare           Salt Lake City              BP              289,423          94.22%              Fee
Sears-Eastbay                                   Provo                  CP               48,880         100.00%              Fee
Price Business Center-Commerce            West Valley City             BP              393,360          89.75%              Fee
Park

IDAHO
-----
Boise/FSB Plaza                               Boise                    CP               11,058          38.55%              Fee
                                                                                    ----------       ----------
                                                                                     1,353,576          86.11%
                                                                                    ==========       ==========

(1) Property type definitions are as follows: Business Park--BP, Commercial Property--CP.


SIGNIFICANT PROPERTIES

      Boise Towne Square contributed in excess of 10% of the Company's total rental revenue (i.e. minimum rents plus percentage rents "Rental Revenue") for the year ended December 31, 1998. Additionally, NorthTown Mall, comprised in excess of 10% of the book value of Company assets for the year ended December 31, 1998. Certain additional information relating to these Properties is set forth below.

BOISE TOWNE SQUARE

      Boise Towne Square is centrally located in Boise, Idaho adjacent to the main thoroughfare of the city. Boise Towne Square was opened by the Predecessor Companies in October of 1988. Boise Towne Square is the dominant regional mall in its trade area, with several community centers as its major competition.

      The Company completed in August 1998, a 294,804 square foot expansion of Boise Towne Square. The project added 186,500 square feet of Total GLA for Dillard's (a new anchor tenant), approximately 44,900 square feet of GLA for the expansion of The Bon March<e'> (an existing anchor tenant) and approximately 63,000 square feet of GLA for additional shops.

      The Company leases approximately two acres which is utilized for perimeter parking and landscaping from Union Pacific Railroad Company on a year-to-year basis from December 1 to November 30 at a current rental rate of $25,000 per year. Boise Towne Square is part of the collateral securing the Mortgage Debt and the Company believes it is adequately insured. Depreciation is taken utilizing the straight line method over 40 years with a net book basis of approximately $44,720,000, $31,301,000 and $32,543,000 at December 31, 1998,
1997 and 1996, respectively. It is the Company's policy to renovate, expand and upgrade as warranted by market conditions.

        As of December 31, 1998, 1997 and 1996, Boise Towne Square was 98%,98% and 99% occupied, respectively, with an average annual rent for shop tenants per square foot of $17.90, $18.40 and $18.06 for the years ended on those respective dates. Its major tenants occupying 10% or more of Total GLA are all department stores and include JCPenney, Dillard's and The Bon March<e'>. JCPenney and Dillard's own their own land and buildings and are subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2078, while The Bon March<e'>'s lease is for a term of 20 years, expiring in 2008, with two 20-year extension options.

      Boise Towne Square's leases will expire on the following schedule:


                                                                                  AVERAGE                PERCENTAGE OF GLA
                                                             Annualized          ANNUALIZED         Represented by     Expiring
                                                                                                --------------------------------
                              Number      APPROXIMATE       Base Rent        Base Per Square       Assuming No      Assuming Full
Lease Expiration             of Leases       GLA               Under            Foot Under          Exercise of       Exercise of
Year Ending December 31,      Expiring    SQUARE FEET      Expiring Leases  Expiring Leases(1)  Renewal Options   Renewal Options
-------------------------    ----------   -----------      ---------------  -----------------   ---------------   ---------------
1999.............                   20      36,953         $     768,085           $20.79               6.27%          5.25%
2000.............                   29      58,610             1,160,248            19.80               9.94%          7.55%
2001.............                   14      30,771               605,790            19.69               5.22%          4.40%
2002.............                    9      15,550               238,772            15.36               2.64%          1.53%
2003.............                   19      30,046               747,274            24.87               5.10%          4.81%
2004.............                    8      31,648               544,322            17.20               5.37%          2.88%
2005.............                    3       9,793               180,922            18.47               1.66%          1.66%
2006.............                    7      19,541               362,979            18.58               3.31%          2.29%
2007.............                    4       9,249               227,900            24.64               1.57%          1.57%
2008.............                   20     212,245             1,982,388             9.34              36.00%          5.20%
2009 and thereafter                 16      58,682             1,262,369            21.51               9.95%          7.13%
-------------------------    ----------   -----------                                           ---------------   ---------------
Total  ..........                  149     513,088                                                     87.03%         44.27%
                             ==========   ===========                                           ===============   ===============

(1) Excludes tenants paying percentage rents in lieu of minimum rents.

NORTHTOWN MALL

      On August 6, 1998, the Company purchased NorthTown Mall, a two-level, 949,880 square foot regional mall, located in Spokane, Washington. NorthTown Mall is Spokane's largest mall with competition coming from the Company's Spokane Valley Mall as well as one other mall and several community centers. As of December 31, 1998, the mall was 90.8% leased. Its major tenants occupying 10% or more of Total GLA are all department stores and include JCPenney and Sears. Sears owns its own land and buildings and is subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2040, while JCPenney's lease is for a term of 20 years, expiring in 2011 with six, five-year extension options.

      NorthTown Mall is collateral securing a first mortgage used to purchase the mall. The balance at December 31, 1998 on the first mortgage was $84,277,000. Depreciation is taken utilizing the straight line method over 40 years with a net book basis of approximately $126,126,000. It is the Company's policy to renovate, expand and upgrade as warranted by market conditions.

      NorthTown Mall's leases will expire on the following schedule:

                                                                              AVERAGE                 PERCENTAGE OF GLA
                                                         Annualized         ANNUALIZED         Represented by   Expiring Leases
                             Number       APPROXIMATE     Base Rent       Base Per Square      Assuming No       Assuming Full
Lease Expiration            of Leases         GLA           Under           Foot Under         Exercise of        Exercise of
Year Ending December 31,    Expiring        SQUARE        Expiring        Expiring Leases    Renewal Options        Renewal
                                             FEET          Leases               (1)                                 Options
------------------------    ----------    -----------    -----------      ---------------  -----------------   -------------------

1999.............                   5         5,928      $  175,837         $   29.66               0.84%                0.69%
2000.............                  11        17,361         418,674             24.12               2.45%                2.45%
2001.............                  22        26,886         895,607             33.31               3.80%                3.70%
2002.............                  29       106,948       2,259,207             21.12              15.12%               15.12%
2003.............                  16        23,212         673,330             29.01               3.28%                3.28%
2004.............                  13        36,087         911,334             25.25               5.10%                5.10%
2005.............                  11        17,214         589,340             34.24               2.43%                2.43%
2006.............                  10        21,366         679,232             31.79               3.02%                3.02%
2007.............                  11        34,884         903,233             25.89               4.93%                4.93%
2008.............                   2         3,957          97,500             24.64               0.56%                0.56%
2009 and thereafter                 6       301,404       1,751,788              5.81              42.60%                0.37%
------------------------    ----------    -----------                                          -----------           ---------
Total  ..........                 136       595,247                                                84.13%               41.65%
                            ==========    ===========                                          ===========           =========

------------------------
(1) Excludes tenants paying percentage rents in lieu of minimum rents.

THE COMPANY'S LARGEST TENANTS

      Large stores (over 20,000 square feet per store) occupy 57.5% of the Total GLA of the Company's regional malls and community centers. The Company's largest tenants include JCPenney, Sears, The Bon March<e'>, ZCMI, Dillard's, Wal-Mart, Mervyns, Meir & Frank, The Emporium, Gottschalk's, ShopKo, Albertsons, Fred Meyer and Burlington Coat. No tenant represented more than 4.05% of the Company's total Rental Revenues for the year ended December 31, 1998.

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

      Anchor tenants in the regional malls are JCPenney, Sears, The Bon March<e'>, ZCMI, Dillard's, Wal-Mart, Mervyn's, Meier & Frank, The Emporium, Gottschalk's, ShopKo, Lamonts, Target and Nordstrom. Anchors in the regional malls occupy 58.6% of Total GLA of the regional malls. The following table summarizes the Total GLA owned and leased as of December 31, 1998 by these anchors:

                                                                                                                        COMPANY-
                                      NUMBER OF                                                                          OWNED
                                       ANCHOR          COMPANY-         ANCHOR-         ANCHOR         PERCENT          ANCHORS
                                       STORES            OWNED           OWNED         TOTAL GLA      TOTAL GLA         AS % OF
            ANCHOR                                      SQUARE          SQUARE          SQUARE                        REVENUE (1)
                                                         FEET            FEET            FEET
-------------------------     ------------------     -----------     -----------     -----------     ------------   -------------
JCPenney                                 17            1,203,754         243,591       1,447,345        10.08%           4.05%
Sears                                    12              546,847         513,776       1,060,623         7.39%           2.77%
The Bon March<e'>                         7              499,846         120,420         620,266         4.32%           2.95%
ZCMI                                      5              562,754              --         562,754         3.92%           2.01%
Dillard's                                 3               72,212         387,630         459,842         3.20%              *
Wal-Mart                                  3               86,944         210,128         297,072         2.07%              *
Mervyn's                                  3                   --         241,560         241,560         1.68%             --
Meier & Frank                             1                   --         183,500         183,500         1.28%             --
The Emporium                              3              153,003              --         153,003         1.07%              *
Gottschalk's                              1              150,000              --         150,000         1.04%              *
ShopKo                                    1                   --         111,500         111,500         0.78%             --
Lamonts                                   2               80,953              --          80,953         0.56%              *
Target                                    1                   --          75,883          75,883         0.53%             --
Nordstrom                                 1                   --          72,000          72,000         0.50%             --

-------------------------------
*    Less than 1%
(1)  Revenue defined as minimum rents plus percentage rents

  Anchor tenants occupying the greatest amount of Total GLA in the Company's community centers are ShopKo, Albertsons, Fred Meyer, Burlington Coat, Safeway, Wal-Mart, Rite Aid and Macey's. Anchors in the community centers occupy approximately 70.2% of Total GLA of the community centers. The following table summarizes the Total GLA owned and leased as of December 31, 1998 by these anchors:



                                        NUMBER          COMPANY-        ANCHOR-OWNED         ANCHOR      PERCENT      COMPANY-
                                       OF ANCHOR          OWNED          SQUARE FEET        TOTAL GLA   TOTAL GLA       OWNED
             ANCHOR                     STORES         SQUARE FEET                           SQUARE                    ANCHORS
                                                                                              FEET                     AS % OF
                                                                                                                      REVENUE (1)
--------------------------           ------------     ------------     -------------    ------------  ------------  -----------

ShopKo ................                    4             104,000           297,140           401,140        2.79%           *
Albertsons ............                    8             269,098            41,407           310,505        2.16%           *
Fred Meyer ............                    3             309,944                --           309,944        2.16%           *
Burlington Coat (2) ...                    2             174,248                --           174,248        1.21%           *
Safeway................                    2              52,764            53,000           105,764        0.74%           *
Wal-Mart...............                    1                  --           102,440           102,440        0.71%          --
Rite Aid  .............                    2              70,583                --            70,583        0.49%           *
Macey's ...............                    1              59,350                --            59,350        0.41%           *

--------------------------
*      Less than 1%.
(1)    Revenue defined as minimum rents plus percentage rents.
(2)    Sublease from Fred Meyer, Inc.


MAJOR TENANTS

      Non-anchor tenants owned by major national retail chains lease a considerable amount of space in the Company's retail properties. Such retail chains include Venator Group (Footlocker, Lady Footlocker, Kids Footlocker, Northern Reflections, Afterthoughts, Champs, San Francisco Music Box, Colorado), Limited Group (Lane Bryant, Lerner, Limited, Limited Express, Victoria's Secret, Bath & Body Works, Structure, Ambercrombie & Fitch), The Buckle, Eddie Bauer, Zales Corporation, Gymboree, Lenscrafters, Disney, Fred Meyer Jewelers, Millers Outpost, Waldenbooks, B. Dalton Bookseller, Barnes & Noble, Gap Stores Inc. (Gap, Gap Kids, Baby Gap, Gap Body, Banana Republic), General Mills (Olive Garden, Red Lobster), Deb Shops, Regis, Jay Jacobs, Maurices, Famous Footwear, Pearle Vision, Radio Shack, Kay Bee Toys, Claire's Boutique, Schubach Jewelers, Helzberg, Ben Bridge, Camelot Music, Musicland (Sam Goody, Musicland, Sun Coast Pictures), Sole Outdoors, Finish Line, Foot Action, Anne Taylor, Natural Wonders, Hallmark, American Greetings, Contempo Casuals, Payless Shoesource, Ritz Camera, Motherhood Maternity and GNC.

LEASES

      Most of the Company's leases are long-term leases that contain fixed base rents and step-ups in rent typically occurring every three to five years. These leases generally pass through to the tenant the tenant's share of common area charges, including insurance costs and real estate taxes. Generally, all of the regional mall leases and certain of the community center leases include roof and structure repair costs in common area charges. The Company's leases also generally provide for additional rents based on a percentage of tenant sales. For the years ended December 31, 1998, 1997 and 1996, such percentage and overage rents accounted for approximately 5.4%, 6.1% and 7.2%, respectively, of total rental income from the Properties owned by the Company during such periods.

      The following table sets forth information relating to the Rental Revenue from the Properties for the periods indicated:

                                                                       YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------------------------

       PROPERTY TYPE                         1998                1997                1996               1995              1994
                                         ------------        -------------       -------------      ------------      ------------
                                                                          (Dollars in thousands)
Regional Malls................           $    62,673         $    44,005         $    36,286         $   29,299         $   24,860
Community Centers and
 Free-Standing Retail Properties              14,718              13,192              13,591             12,173             10,658
Commercial Properties.........                 6,548               6,323               6,631              5,633              4,929
                                         ------------        -------------       -------------      ------------      ------------
Total.........................           $    83,939         $    63,520         $    56,508         $   47,105         $   40,447
                                         ============        =============       ============       ============      ============

VACANT SPACE

     Approximately 1,026,000 square feet, or 7.15%, of Total GLA was vacant as of December 31, 1998. Of this vacant space, approximately 718,000 square feet was in the regional mall portfolio (21% of which is anchor and 79% of which is mall shop space), 120,000 square feet was in the community center portfolio and 188,000 square feet was in the commercial portfolio.

     The following tables set forth information relating to lease expirations for retail stores in the regional malls and community centers as well as commercial property leases in effect as of December 31, 1998, over the ten-year period commencing January 1, 1999 and thereafter for large stores (over 20,000 square feet) and small stores (20,000 square feet or less) at the retail properties and for all leases at the commercial properties. Unless otherwise indicated, all information set forth below assumes that none of the tenants exercise renewal options and excludes leases that had not commenced as of December 31, 1998.

                                                     Regional Malls
                                                  Lease Expirations for
                                      Retail Store Leases (over 20,000 square feet)

          LEASE EXPIRATION                    NUMBER OF            APPROXIMATE         ANNUALIZED             AVERAGE
             YEAR ENDING                       LEASES                GLA IN               BASE            ANNUALIZED BASE
            DECEMBER 31,                      EXPIRING             SQUARE FEET         RENT UNDER         RENT PER SQUARE
                                                                                        EXPIRING            FOOT UNDER
                                                                                         LEASES              EXPIRING
                                                                                                             LEASES(1)
--------------------------------      -------------------       -----------------    --------------       ----------------
1999                                                    2              73,986       $      218,487                 $2.95
2000                                                   --                  --                   --                    --
2001                                                    5             272,458              791,332                  2.90
2002                                                    3             127,597              642,998                  5.04
2003                                                    3             106,613              330,302                  3.10
2004                                                    3             291,298              663,001                  2.28
2005                                                    1              33,421              111,605                  3.34
2006                                                    2             147,560              440,236                  2.98
2007                                                    1              50,061              222,992                  4.45
2008 and thereafter                                    28           2,372,049           10,675,993                  4.50
                                       -------------------       --------------
Total                                                  48           3,475,043
                                       ===================       ==============



                                                          Regional Malls
                                                       Lease Expirations for
                                         Retail Store Leases (20,000 square feet or less)
                                                                                               ANNUALIZED              AVERAGE
                                                      NUMBER OF                                   BASE             ANNUALIZED BASE
             LEASE EXPIRATION                          LEASES             APPROXIMATE          RENT UNDER          RENT PER SQUARE
                YEAR ENDING                           EXPIRING              GLA IN              EXPIRING             FOOT UNDER
               DECEMBER 31,                                               SQUARE FEET            LEASES               EXPIRING
                                                                                                                      LEASES(1)
--------------------------------------              -------------   -----------------       ----------------      ----------------

1999                                                          113          181,346            $ 3,081,739          $       16.99
2000                                                          158          301,621              5,161,646                  17.11
2001                                                          136          249,115              4,098,901                  16.45
2002                                                          132          296,556              5,302,230                  17.88
2003                                                          110          236,738              4,208,747                  17.78
2004                                                           81          227,827              4,196,402                  18.42
2005                                                           68          149,676              3,407,675                  22.77
2006                                                           59          144,845              3,293,996                  22.74
2007                                                           88          204,671              4,907,566                  23.98
2008 and thereafter                                           189          643,782             12,182,991                  18.92
                                                     ------------       --------------
Total                                                       1,134        2,636,177
                                                     ============       ==============

 ---------------------------
(1)  Excludes tenants paying percentage rents in lieu of minimum rents.

                                                         COMMUNITY CENTERS
                                                       Lease Expirations for
                                           Retail Store Leases (over 20,000 square feet)
                                                                                               ANNUALIZED              AVERAGE
                                                     NUMBER OF                                    BASE             ANNUALIZED BASE
             LEASE EXPIRATION                         LEASES              APPROXIMATE          RENT UNDER          RENT PER SQUARE
                YEAR ENDING                          EXPIRING               GLA IN              EXPIRING             FOOT UNDER
               DECEMBER 31,                                               SQUARE FEET            LEASES               EXPIRING
                                                                                                                      LEASES(1)
-----------------------------------------          -------------           ------------      --------------         -------------
1999                                                          --                    --       $         --         $            --
2000                                                           3               119,045            406,579                    3.42
2001                                                           4               323,260            749,011                    2.32
2002                                                           2               133,861            343,645                    2.57
2003                                                           6               246,867            751,486                    3.04
2004                                                           2               129,525            287,956                    2.22
2005                                                          --                    --                 --                      --
2006                                                           1                37,680            122,460                    3.25
2007                                                           2                90,960            120,000                    1.32
2008 and thereafter                                           17               659,771          4,675,462                    7.09
-----------------------------------------          -------------           -----------
Total                                                         37             1,740,969
                                                   =============           ===========

                                                         COMMUNITY CENTERS
                                                       Lease Expirations for
                                         Retail Store Leases (20,000 square feet or less)
                                                                                               ANNUALIZED              AVERAGE
                                                     NUMBER OF                                    BASE             ANNUALIZED BASE
             LEASE EXPIRATION                         LEASES              APPROXIMATE          RENT UNDER          RENT PER SQUARE
                YEAR ENDING                          EXPIRING               GLA IN              EXPIRING             FOOT UNDER
               DECEMBER 31,                                               SQUARE FEET            LEASES               EXPIRING
                                                                                                                      LEASES(1)
----------------------------------------            -----------         --------------      --------------      ----------------
1999                                                          41             100,756          $ 1,076,535            $  10.68
2000                                                          43              93,564            1,007,886               10.77
2001                                                          53             125,430            1,309,348               10.44
2002                                                          28              94,107              807,108                8.58
2003                                                          25              95,713            1,118,911               11.69
2004                                                           7              27,761              305,999               11.02
2005                                                           4              15,826              165,217               10.44
2006                                                           5              24,986              296,335               11.86
2007                                                           3               9,363              114,750               12.26
2008 and thereafter                                           13              53,885            1,292,858               23.99
                                                     -----------        -------------
Total                                                        222             641,391
                                                     ===========     ================

(1)  Excludes tenants paying percentage rents in lieu of minimum rents.

                                                       Lease Expirations for
                                                       Commercial Properties
                                                                                               ANNUALIZED              AVERAGE
                                                       NUMBER OF                                  BASE             ANNUALIZED BASE
               LEASE EXPIRATION                         LEASES            APPROXIMATE          RENT UNDER          RENT PER SQUARE
                  YEAR ENDING                          EXPIRING             GLA IN              EXPIRING             FOOT UNDER
                 DECEMBER 31,                                             SQUARE FEET            LEASES               EXPIRING
                                                                                                                      LEASES(1)
--------------------------------------------          -----------      ---------------       ---------------       --------------
1999                                                           14           201,730            $ 1,023,036                 $5.07
2000                                                           12           362,289              1,944,174                  5.37
2001                                                            8            57,920                309,550                  5.34
2002                                                            9           167,186              1,171,248                  7.01
2003                                                            6           185,127              1,056,971                  5.71
2004                                                            2            72,880                360,691                  4.95
2005                                                           --                --                     --                    --
2006                                                           --                --                     --                    --
2007                                                           --                --                     --                    --
2008 and thereafter                                             2            82,829                428,558                  5.17
--------------------------------------------          -----------      ---------------
Total                                                          53         1,129,961
                                                      ===========      ===============

(1)  Excludes tenants paying percentage rents in lieu of minimum rents.

      As leases expire, the Company currently expects to be able to increase rental revenue by re-leasing the underlying space (either to a new tenant or to an existing tenant) at rental rates that are at or higher than the existing rates.

OPERATIONS AND MANAGEMENT

      The Company performs all property management functions for the Properties. At December 31, 1998, the Company had 359 full-time employees devoted exclusively to property management. Each of the regional malls has on-site management and maintenance personnel as well as a marketing staff to assist the mall tenants in promoting and advertising their products. Overall supervision of mall operations, headed by a Director of Enclosed Malls, is conducted in a centralized fashion in order to take advantage of economies of scale and to deliver a uniform presentation of all management functions. The Company's internal property management information system enables it to quickly determine tenant status, tenant gross sales, insurance, and other critical information in order to effectively manage the affairs of its real property portfolio. The data collected regarding percentage sales allows the Company to predict sales, to retain tenants and enhance mall stability.

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

      The Company's property management efforts will continue to be directed toward improving the attractiveness and appeal of its retail properties and providing a pleasant shopping environment in order to increase overall tenant sales and rents. The Company strives to meet the needs of its tenants in the areas of promotion, marketing and ongoing management of its properties and seeks to bring together a sufficient critical mass of complementary upscale and brand-name tenants. As part of its property management efforts, the Company monitors tenant mix, store size, sales results and store locations, and works closely with tenants to improve the overall performance of their stores. The Company seeks to anticipate trends in the retailing industry and introduce new retail names and concepts into its retail properties in response to these trends. The Company maintains its malls and community centers to very high standards and believes that the aesthetics, ambiance and cleanliness of these Properties contribute to repeat visits by customers.

ACQUISITION

      On August 6, 1998, the Company through a consolidated partnership, which has a wholly-owned subsidiary of the Company as a 1% general partner and the Operating Partnership as a 99% limited partner, bought NorthTown Mall in Spokane, Washington. NorthTown Mall is an enclosed regional mall containing 949,880 feet of Total GLA. The major anchor department stores at NorthTown Mall are: The Bon March<e'>, JCPenney, Sears, Mervyn's and Emporium. The purchase price paid for NorthTown Mall was $128.0 million of which $84.5 million was financed utilizing a first mortgage and $43.5 million was funded out of the Operating Partnership's unsecured credit facility.

DEVELOPMENT

      Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer, having constructed, developed or redeveloped 12 malls in the region (as well as three other malls in Oregon and Washington). The Company maintains the in-house capability to bring a project from concept to completion. The Leasing/Development Department had a total of 29 full-time employees at December 31, 1998, including directors of Leasing, Development, Tenant Coordination and Design/Drafting.

      In August 1998, the Company completed a 294,804 square foot expansion at the Boise Towne Square in Boise Idaho. The projection added 186,500 square feet of Total GLA for Dillard's (a new anchor tenant), approximately 44,900 square feet of GLA for the expansion of The Bon March<e'> (an existing anchor tenant) and approximately 63,000 square feet of GLA for additional mall shops.

      The Operating Partnership also developed Provo Towne Centre, a 723,000 square foot enclosed regional mall, located in Provo, Utah. Provo Towne Center is anchored by JCPenney, Sears, and Dillard's and includes space for more than 80 mall shops. The mall is currently developing a sixteen screen
Cinemark Theater which will add approximately 74,000 square feet of additional GLA.

      In October 1998, the Operating Partnership added Sears as a fourth anchor tenant at Red Cliffs Mall in St. George, Utah. The Sears store added approximately 70,400 square feet of GLA to Red Cliffs Mall and a Sears Tire and Battery shop added approximately 9,600 square feet of GLA at Red Cliffs Plaza.

      In 1998, the Company also added approximately 15,000 square feet of GLA at Boise Towne Plaza in Boise, Idaho and approximately 10,600 of square feet of Total GLA for a Sears Tire and Battery and approximately 9,400 square feet of Total GLA for a Pier 1 Imports at Spokane Valley Mall in Spokane, Washington.

      The Company is developing a mall at Sierra Vista, Arizona. The project is expected to be completed in the fourth quarter of 1999 and to add approximately 400,000 square feet of Total GLA. Additionally, the Company is currently contemplating the expansion and renovation of several other of its Properties as well as other developments and acquisitions.

      Further, the Properties contain approximately 95 acres of vacant land suitable for additional retail expansion projects. Likewise, the Properties include additional improved land ready for development of approximately 339,000 square feet of free standing retail space. The Company will seek to expand these and other Properties in its retail portfolio, as well as newly acquired properties, depending on tenant demand and market conditions.

THIRD-PARTY PROPERTY MANAGEMENT

      The Company provides third-party property management for an office building and a commercial building located in the greater Salt Lake City, Utah metropolitan area, a commercial building located in Albuquerque, New Mexico and Silver Lake Plaza, a community center, located in Coeur d'Alene, Idaho. In addition to these arrangements, the Company plans to pursue other property management opportunities. Because property management facilitates an understanding of a property's value and potential for cash flow growth, the Company believes that, in addition to generating property management fees, third-party property management arrangements can be a source of future acquisitions for the Company. For example, the Company was the property manager for Eastridge Mall and Silver Lake Mall prior to their acquisitions by the Company.

EMPLOYEES

      The Company had over 650 employees at December 31, 1998. The Company believes its relationship with its employees is very good. None of the Company's employees are unionized.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any pending or threatened litigation at this time that will have a materially adverse effect on the Company or any of the Properties or its development parcels.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to stockholders during the fourth quarter of the period covered by this report.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANTS

      The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1998:

NAME                                                AGE        POSITION
-------------------------                       -----------  ----------------------

John Price.........                                 65       Chairman of the Board of Directors and Chief Executive Officer
G. Rex Frazier ....                                 55       President, Chief Operating Officer and Director
Paul K. Mendenhall.                                 51       Vice President--Chief Investment Officer and Secretary
Martin G. Peterson.                                 52       Vice President--Administration
Greg Curtis........                                 48       Vice President--Management
David R. Sabey ....                                 49       Vice President and General Counsel
M. Scott Collins ..                                 43       Vice President--Chief Financial Officer and Treasurer
Terry Bybee........                                 50       Vice-President--Construction


      JOHN PRICE has served as Chairman of the Board of Directors and Chief Executive Officer since September, 1993. Mr. Price formed Fairfax Realty, Inc. ("Fairfax"), the principal entity through which the business of the Predecessor Companies was conducted, in 1972, and it's predecessor, John Price Associates, Inc., a construction company, in 1957. Mr. Price has developed and built substantial retail and commercial real estate properties during his 41 years in the real estate industry and has been involved in all facets of real estate development, construction, leasing, management and financing. Mr. Price is a member of the Board of Directors and the Executive Committee of Alta Industries-Utah, Inc. (a distributor of ferrous and nonferrous metals and a manufacturer of roofing, siding, and other structural components). Mr. Price is also a member of the NAREIT Legislative Advisory Council, a member of the NAREIT Board of Governors, a member of the Board of Trustees of the Salt Lake Organizing Committee for 2002 Winter Olympic Games, a trustee of the University of Utah, a member of the Board of Directors of the Utah State Fairpark Corporation which operates the Utah State Fairgrounds and a member of the Advisory Board of the First Security Bank of Utah, N.A. Mr. Price is a graduate of the University of Utah.

      G. REX FRAZIER has served as President, Chief Operating Officer and a Director since September, 1993. Prior to January 1994, Mr. Frazier served as President and Chief Operating Officer of Fairfax since 1986, prior to which he had served as Executive Vice-President, Vice President-Finance and Director of Finance. Mr. Frazier has been involved in the real estate industry since 1976. He is a certified public accountant and, prior to joining Fairfax, worked as an audit supervisor with Touche Ross & Company. Mr. Frazier is a graduate of the University of Utah.

       PAUL K. MENDENHALL has served as Vice President-Chief Investment Officer and Secretary since May, 1997, prior to which he served as Vice
President-Finance  and  Secretary.   Prior  to  January  1994, Mr. Mendenhall
served as Vice President-Finance and Secretary of Fairfax  since  1986, prior
to  which  he  served  as Director of Finance and as Financial Analyst.   Mr.
Mendenhall has been involved in the real estate industry since 1977. He is a certified public accountant and, prior to joining Fairfax, worked as a senior auditor for Touche Ross & Company. Mr. Mendenhall is a former President and Director of the Utah Association of Certified Public Accountants (UACPA). Mr. Mendenhall is a graduate of the University of Utah.

      MARTIN G. PETERSON has served as Vice President-Administration since September, 1993, prior to which he served as Vice President-Administration/Accounting and Treasurer and as Assistant Vice President. Prior to January 1994, Mr. Peterson served as Vice President-Administration and Treasurer of Fairfax since 1978. Mr. Peterson has been involved in the real estate industry since 1975. He is a certified public accountant and, prior to joining Fairfax, worked as a senior auditor for Price Waterhouse & Co. Mr. Peterson is a member of the Advisory Board of the Marriott School of Management at Brigham Young University. Mr. Peterson is a graduate of Brigham Young University.

      GREG CURTIS has served as Vice President-Property Management since September, 1993. Prior to January 1994, Mr. Curtis served as Vice President-Property Management of Fairfax since 1982. Prior to which he served as Director of Enclosed Malls and as a Mall Manager. Mr. Curtis has been involved in real estate since 1977. Mr. Curtis is a graduate of Brigham Young University.

      DAVID R. SABEY has served as Vice President and General Counsel since September, 1993. Prior to January 1994, Mr. Sabey served as Vice President and General Counsel of Fairfax since 1990. Prior to joining Fairfax, Mr. Sabey worked as Assistant General Counsel for the Longs Drug Stores Corporation (a retail drug store company). Mr. Sabey has been in the retail and real estate industry since 1983. Mr. Sabey is a graduate of McGeorge School of Law and the University of Utah.

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

      TERRY BYBEE has served as Vice President-Construction since November, 1998. Mr. Bybee served as Director of Construction, as Project Director and as Project Manager for the Company and Fairfax from October 1984. Mr. Bybee has been in the construction industry since 1969 and has been involved in all facets of construction and real estate development.

                                        PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

      The Company's Common Stock is listed on the New York Stock Exchange under the symbol "JPR." Prior to the Offering of the Common Stock on January 14, 1994, there was no public market for the Common Stock. As of March 11, 1999, the sales price for the Common Stock on the New York Stock Exchange was
$19  3/8   per share.  As of March 11, 1999, there were  223 stockholders  of record, of which 222 were holders of Common Stock and one was a holder of Price Group Stock.

      The following table sets forth, the high and low closing sales price per share of the Common Stock and the distributions paid per share for each of the quarters presented:


                                                          SALES PRICE
                                                --------------------------------
                                                                                          DISTRIBUTIONS
 YEAR ENDED 12/31/97                                 HIGH             LOW                   PER SHARE
  ---------------------------------             ------------    ------------------      ----------------

           First Quarter                        $     27-1/2    $           25-3/8      $        $ .435

           Second Quarter                             27-1/2                24-7/8                 .435

           Third Quarter                             27-7/16               24-1/16                 .435

           Fourth Quarter                           25-15/16              23-13/16                 .450

YEAR ENDED 12/31/98
------------------------------------
           First Quarter                         $  25-15/16     $          24-1/4        $        .450

           Second Quarter                            25-1/16                22-3/4                 .450

          Third Quarter                               24-1/4                19-1/4                 .450

          Fourth Quarter                             22-7/16                19-1/8                 .465

      During 1998 and 1997, the Company recorded regular quarterly distributions totaling $31,916,000 and $30,797,000, respectively, or $1.815 and $1.755 per share of Common Stock, respectively. Of the amounts paid during 1998 and 1997, 17% and 11%, respectively, represented a return of capital. The Board of Directors has declared a quarterly distribution, payable to stockholders of record as of April 6, 1999, of $.465 per share which is an amount equivalent to an annual distribution of $1.86 per share. Distributions on Price Group Stock are payable by the Company at a rate per share equal to 80% of the distributions declared on Common Stock. Future distributions will be determined by the Board of Directors and will be dependent upon cash available for distribution, financial position and cash requirements of the Company.

      At December 31, 1998, there were 200,000 shares of Price Group Stock outstanding. In addition to receiving distributions at a rate equal to 80% of the distributions paid on the Common Stock, the shares of Price Group Stock have the right, voting as a separate class from the Common Stock, to elect two of the seven directors of the Company. Each holder of Price Group Stock is entitled to one vote for each share held. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number or shares of Common Stock if certain conditions are met.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other data for (i) the Company for the years ended December 31, 1998, 1997, 1996, 1995 and for the period January 21, 1994 through December 31, 1994 and (ii) for the Predecessor Companies for the period January 1, 1994 through January 20, 1994. The historical financial information for all the periods have been derived from the audited historical consolidated and combined financial statements.

      The following selected financial information should be read in conjunction with all of the financial statements included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    SELECTED FINANCIAL DATA
                        (Dollars in Thousands except per share amounts)

                                            COMPANY         COMPANY         COMPANY        COMPANY                   PREDECESSOR
                                          YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED     COMPANY       COMPANY
                                           DECEMBER        DECEMBER        DECEMBER       DECEMBER      JANUARY 21,   JANUARY 1,
                                           31, 1998        31, 1997        31, 1996       31, 1995        1994 TO        1994 TO
                                                                                                        DECEMBER 31,   JANUARY 20,
                                                                                                          1994 (1)        1994
                                          ------------   -----------       ---------      ----------   ------------- -------------
Revenues                                    $109,069         $82,973         $72,949        $60,950       $50,071        $2,578
Expenses
Operating Expenses before Interest,
 Depreciation and Amortization                36,088          27,434          24,405         20,389        17,090           893
Interest                                      20,501           9,066           7,776          6,623         5,873           826
Depreciation and Amortization                 19,543          13,410          11,979         11,528         8,734           430
                                          ------------   -----------       ---------      ----------   ------------- -------------
 Total                                        76,132          49,910          44,160         38,540        31,697         2,149
                                          ------------   -----------       ---------      ----------   ------------- -------------
                                              32,937          33,063          28,789         22,410        18,374           429

Minority Interest in Income of
 Consolidated Partnerships                      (277)           (273)           (269)          (320)         (221)          --
Equity in Net Loss of Partnership Interest        --              --              --           (184)          (82)           7
Gain on Sales of Real Estate                   1,096             339              94            918            --           --
                                          ------------   -----------       ---------      ----------   ------------- -------------
Income Before Extraordinary Item and
Minority Interest of the
 Operating Partnership Unitholders            33,756          33,129          28,614         22,824        18,071          436
Minority Interest of the
 Operating Partnership Unitholders            (5,806)         (5,675)         (5,244)        (4,646)       (3,943)          --
Extraordinary Item - Loss on
 Extinguishment of Debt,
 Net of Minority Interest of the
 Operating Partnership Unitholders                --            (133)            --             --         (5,215)          --
                                          ------------   -----------       ---------      ----------   ------------- -------------
 Net Income                                  $27,950         $27,321         $23,370        $18,178        $8,913          $436
                                          ============   ===========       =========      ==========   ============= =============
Basic Earnings Per Share (2)
 Income Before Extraordinary Item              $1.59           $1.57           $1.46          $1.27         $1.07
 Extraordinary Item                               --           (0.01)             --             --         (0.40)
                                          ------------   -----------       ---------      ----------   -------------
 Net Income                                    $1.59           $1.56           $1.46          $1.27         $0.67
                                          ============   ===========       =========      ==========   =============
Diluted Earnings Per Share (2)
 Income Before Extraordinary Item              $1.58           $1.56           $1.45          $1.26         $1.07
 Extraordinary Item                               --           (0.01)             --             --         (0.40)
                                          ------------   -----------       ---------      ----------   -------------
 Net Income                                    $1.58           $1.55           $1.45          $1.26     $    0.67
                                          ============   ===========       =========      ==========   =============
Distributions per share                       $1.815          $1.755          $1.695         $1.635        $1.525
                                          ============   ===========       =========      ==========   =============

                                    SELECTED FINANCIAL DATA
                        (Dollars in Thousands except per share amounts)

                                              COMPANY        COMPANY        COMPANY        COMPANY        COMPANY      PREDECESSOR
                                            YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     JANUARY 21,      COMPANY
                                             DECEMBER       DECEMBER       DECEMBER       DECEMBER        1994 TO      JANUARY 1,
                                             31, 1998       31, 1997       31, 1996       31, 1995       DECEMBER        1994 TO
                                                                                                            31,         JANUARY 20,
                                                                                                         1994 (1)         1994
                                            -----------     -----------    ----------    ----------      -----------   ------------
BALANCE SHEET DATA

Real Estate, before Accumulated
 Depreciation                                  $815,756       $619,371       $453,241       $388,205       $321,242           N/A
Total Assets                                    733,155        545,684        381,360        327,061        281,696           N/A
Borrowings                                      472,990        283,390        162,375        106,406        108,741           N/A
Shareholders' Equity                            204,946        207,986        172,556        175,754        127,593           N/A

OTHER DATA
Funds From Operations (3)                        50,397         45,028         39,195         32,139         26,083           859
Net Operating Income                             72,981         55,539         48,544         40,561         32,981         1,685


                                          NUMBER OF PROPERTIES/TOTAL GLA AT DECEMBER 31,

                                                1998           1997           1996           1995            1994
                                            -----------     -----------    ----------    -----------      ---------
Number of Properties at Year-End                     50             48             44             43             40
                                            ===========     ===========    ==========    ===========      =========
Total GLA in Square Feet at Year-End
Malls                                         9,810,000      7,745,000      5,553,000      5,020,000      3,898,000
Community Centers and Free-Standing
Retail Properties                             3,191,000      3,164,000      3,091,000      3,091,000      2,997,000
Commercial Properties                         1,354,000      1,418,000      1,418,000      1,394,000      1,113,000
                                            -----------     -----------    ----------    -----------      ---------
Total                                        14,355,000     12,327,000     10,062,000      9,505,000      8,008,000
                                            ===========     ===========    ==========    ===========      =========


(1) The Company closed its initial public offering of shares of Common Stock on January 21, 1994.
(2)   Basic  earnings  per share based on 17,620,000,  17,471,000,  16,048,000,
      14,345,000 and 13,231,000 weighted average number of shares of Common Stock and Price Group Stock outstanding for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Diluted earnings per
      share  based  on  17,723,000,  17,637,000,   16,133,000,  14,411,000  and
      13,300,000 weighted diluted average number of shares outstanding for years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. The Operating Partnership units not held by the Company have not been included in the dilutive earnings per share calculation since there would be no effect on the per share amount as amounts allocated to an Operating Partnership unit are the same as amounts allocated to a share of Common Stock.
(3) The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements of JP Realty, Inc. and the Notes thereto appearing elsewhere herein.

     JP Realty, Inc. is a fully integrated, self administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held a 83% controlling general partner interest in, Price Development Company, Limited Partnership ("the Operating Partnership") as of December 31, 1998. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 17 enclosed regional malls, 25 community centers together with two freestanding retail properties and six mixed-use commercial properties ("Properties"). JP Realty, Inc.'s financial condition and results of operations before depreciation were positively impacted by the Operating Partnership's August 6, 1998 acquisition of NorthTown Mall, the December 30, 1997 acquisition of Salem Center, the June 1997 acquisitions of the Silver Lake Mall and Visalia Mall, the August 13, 1997 opening of the Spokane Valley Mall, the October 28, 1998 opening of Provo Towne Centre, and the 1996 acquisition of the Grand Teton Mall. The Operating Partnership's acquisition and development activities added a combined 4,357,000 square feet of Total GLA to the retail portfolio during 1998 and 1997. JP Realty, Inc., together with the Operating Partnership and its other subsidiaries, shall be referred to herein as (the "Company").

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     For the year ended December 31, 1998, income before extraordinary item and minority interest of the Operating Partnership unitholders increased $627,000 or 2%when compared to the year ended December 31, 1997. The improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $19,824,000; an increase in percentage and overage rents of $595,000, an increase in recoveries from tenants of $5,579,000 and an increase in other revenues of $240,000. These increases were offset by an increase in operating expenses of $7,695,000; an increase in general and administrative expense of $959,000; an increase in interest expense of $11,435,000 and a net increase in depreciation and amortization of $6,133,000.

     Funds from operations increased $5,369,000 or 12% primarily as a result of acquisitions and developments as discussed herein.

     Total revenues for the year ended December 31, 1998 increased $26,096,000 or 31% to $109,069,000 as compared to $82,973,000 in 1997. This increase is primarily attributable to a $19,824,000 or 33% increase in minimum rents to $79,448,000 compared to $59,624,000 in 1997. Percentage and overage rents increased $595,000 or 15% to $4,491,000 compared to $3,896,000. Additionally, recoveries from tenants increased $5,579,000 or 31% to $23,778,000 as compared to $18,199,000 in 1997 and other income increased $240,000. Recoveries from Tenants as a percentage of operating expenses were 80% in 1998, compared to 83% in 1997.

     The June 1997 acquisitions of Silver Lake Mall and Visalia Mall, the August 13, 1997 opening of Spokane Valley Mall, the December 30, 1997 acquisition of Salem Center, the August 6, 1998 acquisition of NorthTown Mall and the October 28, 1998 opening of Provo Towne Centre contributed $15,371,000 to the minimum rent increase, $887,000 to the percentage and overage rents increase and $4,971,000 of the increase in recoveries from tenants. The
November 1997, opening of Boise Towne Plaza contributed $1,100,000 to the minimum rent increase and $139,000 to the increase in recoveries from tenants. Commercial property revenues increased $950,000 to $8,299,000 compared to
$7,349,000 in 1997. The increase in commercial properties revenue was primarily due to new tenant leases with higher tenant recoveries offset somewhat by decreased occupancy levels.

     Revenues recognized from straight-line rents were $931,000 in 1998 and $505,000 in 1997.

     Property operating expenses, including operating and maintenance expense and real estate taxes and insurance expense increased $4,601,000 or 34% and $3,094,000 or 36%, respectively. These increases were attributable to the acquisitions of

NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall
and  the opening of Spokane Valley Mall, Boise  Towne  Plaza  and  Provo  Towne
Centre.   These  properties contributed $4,570,000 to operating and maintenance expense and $2,487,000 to taxes and insurance.

     General  and  administrative   expenses   increased  $959,000  or  18%  to
$6,406,000 as compared to $5,447,000. The increase is primarily related to increased costs associated with the growth of the Company due to the acquisitions of NorthTown Mall, Salem Center, Silver Lake Mall, Visalia Mall and the opening of Spokane Valley Mall, Boise Towne Plaza and Provo Towne Centre.

     Interest expense increased $11,435,000 or 126% to $20,501,000 as compared to $9,066,000 in 1997. This increase is the result of additional interest on new borrowings to acquire NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall and on borrowings related to Spokane Valley Mall and Provo Towne Centre.

     Depreciation expense increased $5,504,000 or 47% to $17,306,000 as compared to $11,802,000 in 1997. This increase is primarily due to the acquisition of NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall, the opening of the Spokane Valley Mall, Boise Towne Plaza and Provo Towne Centre and tenant allowances given on existing GLA.

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

      Total revenues for the year ended December 31, 1997 increased $10,024,000 or 14% to $82,973,000 as compared to $72,949,000 in 1996. This increase is primarily attributable to a $7,177,000 or 14% increase in minimum rents to $59,624,000 as compared to $52,447,000 in 1996. Additionally, recoveries from tenants increased $2,642,000 or 17% to $18,199,000 as compared to $15,557,000 in 1996 and other income increased $373,000. Recoveries from Tenants as a percentage of operating expenses were 83% in 1997, compared to 80% in 1996.

      The April 1996 acquisition of Grand Teton Mall, the June 1997 acquisitions of Silver Lake Mall and Visalia Mall and the August 13, 1997 opening of Spokane Valley Mall contributed $6,923,000 to the minimum rent increase and $2,453,000 to the increase in recoveries from tenants. Minimum rent growth in the remaining portfolio was offset by certain unexpected vacancies in the retail and commercial properties.

      Property operating expenses, including operating and maintenance expense, real estate taxes and insurance expense increased $1,775,000 or 15% and $867,000 or 11%, respectively. These increases were attributable to the acquisitions of Grand Teton Mall, Silver Lake Mall, Visalia Mall and the opening of Spokane Valley Mall. These properties contributed $1,804,000 to operating and maintenance expense and $885,000 to taxes and insurance.

      General and administrative expense increased $387,000 or 8% to $5,447,000 as compared to $5,060,000. The increase is primarily due to payroll costs from additional personnel added to support the Company's growth.

      Interest expense increased $1,290,000 or 17% to $9,066,000 as compared to $7,776,000 in 1996. This increase is the result of additional interest on new borrowings to acquire Silver Lake Mall, Visalia Mall and on borrowings related to Spokane Valley Mall.

      Depreciation expense increased $1,572,000 or 15% to $11,802,000 as compared to $10,230,000 in 1996. This increase is primarily due to the acquisitions of Grand Teton Mall, Silver Lake Mall, Visalia Mall, the opening of the Spokane Valley Mall and tenant allowances given on existing GLA.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Company declared quarterly distributions aggregating $1.815 per share in 1998. Approximately 17% of the Company's 1998 distributions represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

      The Company's principal source of liquidity is the cash flow from operations generated from its real estate investments. As of December 31, 1998, the Company's cash and restricted cash amounted to approximately $8.7 million. In addition to its cash and restricted cash, unused capacity under its $200 million credit facility and $10 million credit facility totaled $99.7 million at year end.

      The Company generally intends to distribute up to approximately 80% of its funds from operations with the remaining amounts to be held for capital expenditures and additional growth. The Company expects to meet its other short-term cash requirements including recurring capital expenditures related to maintenance and improvements of existing properties, through undistributed funds from operations, cash balances and advances under the credit facilities.

      The Company prepares an annual capital expenditure and maintenance budget for each Property which includes provisions for all necessary recurring capital improvements. The Company believes that its undistributed funds from operations will provide the necessary funding for these requirements. The Company believes that these funds will be sufficient to cover (i) tenant finish costs associated with the renewal or replacement of current tenant leases as existing leases expire and (ii) capital expenditures which will not be reimbursed by tenants. During 1998, the Company had capital expenditures, excluding acquisitions, totaling approximately $66,363,000. This amount consists of $57,892,000 in revenue enhancing construction and development, $4,207,000 in revenue enhancing tenant allowances, $3,164,000, in non-revenue enhancing tenant allowances and $437,000 in other non-revenue enhancing capital expenditures. The Company also paid $663,000 in leasing commissions to outside parties. Of this amount, $532,000 was considered revenue enhancing and $131,000 was considered non-revenue enhancing. Exclusive of construction and development, capital expenditures (both revenue and non-revenue enhancing) for the existing Properties are budgeted in 1999 to be approximately $6.9 million.

      The Company's principal long-term liquidity requirements will be the repayment of principal on the Spokane Valley Mall construction loan of approximately $47.5 million which is due in July 1999 and which the Company intends to convert to permanent financing in 1999, the $95 million mortgage debt, which matures in 2001 and which requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, the repayment of the $100 million senior notes principal payable at $25 million a year starting in March 2005, the repayment of the $84.5 million first mortgage, which requires a balloon payment of approximately $73 million in September 2008, and to retire outstanding balances under the $200 million credit facility.

      The Operating Partnership is continuing the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership, Provo Mall Development Company, Ltd. On September 4, 1998, Provo Mall Development Company, Ltd entered into a $50 million construction loan facility to meet its development and construction needs regarding the Provo project. The construction loan facility is guaranteed by the Operating Partnership. The Provo project has incurred costs of approximately $63.3 million as of December 31, 1998, which have been funded from the Company's credit facilities and the construction loan facility. As of December 31, 1998, borrowings on the construction loan facility were approximately $27.5 million. This property will also represent a future long-term capital need for the Company, as the total cost of the project is estimated to be approximately $77 million. The Company expects to fund this project through advances under its credit facilities in combination with its construction loan facility. Provo Towne Centre opened October 28, 1998 and contains approximately 723,300 square feet of Total GLA.

      The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these amounts primarily through advances under the $200 million credit facility, together with equity and debt offerings and individual property financing. The availability of such financing will influence the Company's decision to proceed with, and the pace of its development and acquisition activities.

      On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, allowed for up to an aggregate of $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, the Operating Partnership under this registration statement, issued $100 million of ten year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement making the effective rate of interest on these notes at 7.24%. Interest payments are due semi annually on March 11 and September 11 of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the $200 million credit facility.

      The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from its credit facilities as well as other debt and equity financing, including public financing, in a manner consistent with its intention to operate with a conservative debt-to-total market capitalization ratio. The Company's ratio of debt-to-total market capitalization was approximately 53% as of December 31, 1998.

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

      The Company's calculation of funds from operations is as follows:

                                                                          (DOLLARS IN THOUSANDS)
                                                                   COMPANY                 COMPANY
                                                                 HISTORICAL              HISTORICAL
                                                                 YEAR ENDED              YEAR ENDED
                                                                 DECEMBER 31,           DECEMBER 31,
                                                                    1998                    1997
                                                             ----------------          -------------

Income Before Minority Interest, Gain on Sales of
Real Estate and Extraordinary Item                           $         32,937          $     33,063
 Add: Depreciation of Buildings & Improvements                         17,072                11,599
 Add: Amortization of Deferred Leasing Costs                              665                   639
 Less: Minority Interest in Income of
   Consolidated Partnerships .........                                   (277)                 (273)
                                                               --------------             ---------
 Funds From Operations.......................                $         50,397            $   45,028
                                                               ==============             =========

YEAR 2000 ISSUES

      In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 ("Y2K") issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt the Company's operations.

      The Company has developed a comprehensive strategy for updating its systems for Y2K compliance. The Company's information technology ("IT") systems include software and hardware purchased from outside vendors, as well as in-house developed software. The Company believes that vendor developed software and hardware will be made Y2K compliant through vendor-provided updates or replacement with other Y2K compliant software and hardware that will be installed, tested and in use  prior  to the end of 1999.  In-house developed
software is currently being identified and assessed. Modifications are being and will continue to be made as necessary to bring such software into Y2K compliance and validate such in-house developed compliance prior to the end of 1999.

      The Company is continuing in the process of identifying significant non-IT systems which may be impacted by the Y2K problem, including those relating to property management (e.g. alarm systems and HVAC systems). Once identified, the Company will then determine, through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. The Company believes that the identification of a significant majority of the Company's non-IT systems has been completed, and that modifications, validation and implementation will be completed during 1999.

      The Company is also identifying third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on its financial position or operating results. Third parties include energy and utility suppliers, creditors, service and product suppliers and the Company's significant tenants. These relationships, especially those associated with certain suppliers and tenants, are material to the Company and a Y2K failure for one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company is making inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will be on-going throughout the current year.

      The Company currently estimates that the costs to address Y2K issues will not exceed $200,000. Costs include incremental salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated with addressing Y2K issues. These costs will be expensed as incurred or, in the case of equipment or software replacement, will be capitalized and depreciated over the expected useful life. The Company recognizes that the total cost estimate is likely to increase as it completes its assessment of non-IT systems. The Company is not currently able to reasonably estimate the ultimate cost to be incurred for the assessment, remediation, upgrade, replacement and testing of its impacted non-IT systems.

      The worst case Y2K scenarios could be as insignificant as a minor interruption in property management services provided to tenants at the Company's Properties resulting from unanticipated problems encountered in the IT systems of the Company or any of the significant third parties with whom the Company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired and that such interruptions would have a minor effect on the Company's operations. On the other hand, a worst case Y2K scenario could be as far reaching as an extended loss of utility service resulting from interruptions at the point of power generation, on-line transmission, or local distribution to the Company's Properties. Such an interruption could result in an inability to provide tenants with access to their spaces thereby affecting the Company's ability to collect rents and pay its obligations which could result in a material adverse effect on the Company's operating results and financial position.

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

OTHER MATTERS

      The Company has reviewed all recently issued, but not yet adopted accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

      The statements contained in this annual report of Form 10-K that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, budgets, estimates, contemplations and Y2K compliance. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, law and regulations, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development, redevelopment or expansion of properties and unexpected developments surrounding the Y2K issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk is limited to fluctuations in the general level of interest rates on its current and future fixed and variable rate debt obligations. Even though its philosophy is to maintain a fairly low tolerance to interest rate fluctuation risk, the Company is still vulnerable, however, to significant fluctuations in interest rates on its variable rate debt, on any future repricing or refinancing of its fixed rate debt and on future debt.

      The Company uses long-term and medium-term debt as a source of capital. The Company has $297,135,000 of fixed rate debt consisting of $100,000,000 unsecured public bonds and $197,135,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The average rate of interest on the fixed rate debt is 6.9%. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Company does not have any fixed rate debt maturing in 1999.

      The Company's credit facilities and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. At December 31, 1998, the Company had approximately $175,855,000 in outstanding variable rate debt. If the interest rate for the Company's variable rate debt increase or decreased by 1% during 1999, the Company's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,758,550.

      Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by the Company to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company' financial structure.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the two most recent fiscal years, the Company has not experienced any changes in or disagreements with its independent auditors.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the Company's Directors appears under the heading "Election of Directors" in the Company's proxy statement relating to its 1999 Annual Meeting of Stockholders to be held on May 5, 1999 and is incorporated herein by reference.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement relating to its 1999 Annual Meeting of Stockholders to be held on May 5, 1999 and is incorporated herein by reference.

      Information regarding the Company's Executive Officers appears in Item 4A of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation appears under the heading "Executive Compensation" in the Company's proxy statement relating to its 1999 Annual Meeting of Stockholders to be held on May 5, 1999 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table of beneficial ownership of the Company appears under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement relating to its 1999 Annual Meeting of Stockholders to be held on May 5, 1999 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement relating to its 1999 Annual Meeting of Stockholders to be held on May 5, 1999 and is incorporated herein by reference.


                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  (1) and (2) Financial Statements and Financial Statements Schedules

       See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K

       (b)  Reports on Form 8-K

            None

       (c)  Exhibits

                           EXHIBIT INDEX

Exhibit                                                                                                  Page
Number       DESCRIPTION                                                                                Number
--------     -------------                                                                              ------
3.1          Amended and Restated Articles of Incorporation the Company (3(a))*
3.2          Amended and Restated Bylaws of the Company (3(b))*
4.1          Specimen of Common Stock Certificate (4)*
10.1         Amended and Restated Agreement of Limited Partnership of Price Development
             Company, Limited Partnership (10(a))*
10.2         Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3         Loan Agreements related to Mortgage Debt and related documents (10(c))*
             i)           Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                         of Price Financing Partnership, L.P.
             ii)         Intentionally Omitted
             iii)        Indenture between Price Capital Corp. and a Trustee
             iv)         Limited Guarantee Agreement (Guarantee of Collection) for outside investors
             v)          Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
             vi)         Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                         Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
             vii)        Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                         Partnership, L.P.
             viii)       Management and Leasing Agreement among Price Financing Partnership, L.P. and
                         Price Development Company, Limited Partnership
             ix)         Assignment of Management and Leasing Agreement of Price Financing Partnership,
                         L.P.
10.4          Employment and Non-Competition Agreement between the Company and John Price
              (10(d))*
10.5          Indemnification Agreement for Directors and Officers (10(f))*
10.6          Registration Rights Agreement among the Company and the Limited Partners of
              Price Development Company, Limited Partnership (10(g))*
10.7          Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
              Partnership**
10.8          Exchange Agreement among the Company and the Limited Partners of Price
              Development Company, Limited Partnership (10(h))*
10.9          1993 Stock Option Plan (10(i))*
10.10         Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza
              9400) (10(j))*
10.11         Lease Agreement between The Corporation of the President of the Church of Jesus
              Christ of Latter Day Saints and Price-James and Assumptions, dated September
              24, 1979.  (Groundlease for Anaheim Plaza) (10(k))*
10.12         Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
              July 26, 1974, and Amendments and Transfers thereto. (Groundlease for Fort
              Union Plaza) (10(i))*
10.13         Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
              and dated August 1, 1975 and Amendments thereto. (Groundlease for Price
              Fremont) (10(m))*
10.14         Groundlease between Aldo Rossi and Price Development Company, dated June 1,
              1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))*

                           EXHIBIT INDEX

EXHIBIT                                                                                                                   PAGE
NUMBER                                                      DESCRIPTION                                                 NUMBER
10.15                     Loan Agreements related to 1995 Credit Facility**
              i)          Credit Agreement, dated March 8, 1995, between Price Development Company,
                          Limited Partnership and Lexington Mortgage Company as
              ii)         Note dated March 8, 1995
              iii)        Guaranty of Payment dated March 8, 1995 between the Company and Lexington
                          Mortgage Company
              iv)         Cash Collateral Account Security, Pledge and Assignment Agreement dated March
                          8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah,
                          N.A. and Lexington Mortgage Company
              v)          Amended and Restated Credit Agreement dated June 29, 1995 between Price
                          Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc.
                          and Capital Market Assurance Corporation
              vi)         Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement
                          dated June 29, 1995
              vii)        Reaffirmation of Guaranty dated June 29, 1995
10.16                     Second Amendment to Amended and Restated Agreement of Limited Partnership of
                          Price Development Company, Limited Partnership.
23.                       Consent of Independent Accountants
27.                       Financial Data Schedule
            * Documents were previously filed with the Company's Registration Statement on Form S-11,
              File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
           ** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and are incorporated herein by reference.

                           EXHIBIT INDEX

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                JP REALTY, INC.
                                                By:               /S/ JOHN PRICE
                                                                  John Price
                                                                  Chairman of the Board of Directors
                                                                  and Chief Executive Officer


Date:  March   19, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 NAME                                                      TITLE                                  DATE
/S/ JOHN PRICE                                             Chairman of the Board of Directors,    March   19, 1999
-----------------------------------
            John Price

/S/ G. REX FRAZIER                                         Chief Executive Officer and Director   March   19, 1999
-----------------------------------                        (Principal Executive Officer)
            G. Rex Frazier                                 President, Chief Operating Officer
                                                           and Director

/S/ M. SCOTT COLLINS                                       Vice President, Chief Financial        March   19, 1999
-----------------------------------                        Officer and Treasurer (Principal
            M. Scott Collins                               Financial and Accounting Officer)


/S/ WARREN P. KING                                         Director                               March   19, 1999
-----------------------------------
              Warren P. King


/S/ SAM W. SOUVALL                                         Director                               March   19, 1999
-----------------------------------
              Sam W. Souvall

                           EXHIBIT INDEX

Exhibit                                                                                                 Page
Number       DESCRIPTION                                                                                Number
3.1                      Amended and Restated Articles of Incorporation the Company (3(a))*
3.2                      Amended and Restated Bylaws of the Company (3(b))*
4.1                      Specimen of Common Stock Certificate (4)*
10.1                     Amended and Restated Agreement of Limited Partnership of Price Development
                         Company, Limited Partnership (10(a))*
10.2                     Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3                     Loan Agreements related to Mortgage Debt and related documents (10(c))*
             i)          Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                         of Price Financing Partnership, L.P.
             ii)         Intentionally Omitted
             iii)        Indenture between Price Capital Corp. and a Trustee
             iv)         Limited Guarantee Agreement (Guarantee of Collection) for outside investors
             v)          Limited Guarantee Agreement (Guarantee of Collection) for Price Group
                         Investors
             vi)         Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                         Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
             vii)        Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                         Partnership, L.P.
             viii)       Management and Leasing Agreement among Price Financing Partnership, L.P. and
                         Price Development Company, Limited Partnership
             ix)         Assignment of Management and Leasing Agreement of Price Financing Partnership,
                         L.P.
10.4                     Employment and Non-Competition Agreement between the Company and John Price
                         (10(d))*
10.5                     Indemnification Agreement for Directors and Officers (10(f))*
10.6                     Registration Rights Agreement among the Company and the Limited Partners of
                         Price Development Company, Limited Partnership (10(g))*
10.7                     Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                         Partnership**
10.8                     Exchange Agreement among the Company and the Limited Partners of Price
                         Development Company, Limited Partnership (10(h))*
10.9                     1993 Stock Option Plan (10(i))*
10.10                    Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza
                         9400) (10(j))*
10.11                    Lease Agreement between The Corporation of the President of the Church of
                         Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated
                         September 24, 1979.  (Groundlease for Anaheim Plaza) (10(k))*
10.12                    Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                         July 26, 1974, and Amendments and Transfers thereto. (Groundlease for Fort
                         Union Plaza) (10(i)*
10.13                    Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                         and dated August 1, 1975 and Amendments thereto. (Groundlease for Price
                         Fremont) (10(m))*
10.14                    Groundlease between Aldo Rossi and Price Development Company, dated June 1,
                         1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))*

EXHIBIT                                                     DESCRIPTION                                           PAGE
NUMBER                                                                                                          NUMBER
10.15                     Loan Agreements related to 1995 Credit Facility**
              i)          Credit Agreement, dated March 8, 1995, between Price Development Company,
                          Limited Partnership and Lexington Mortgage Company as
              ii)         Note dated March 8, 1995
              iii)        Guaranty of Payment dated March 8, 1995 between the Company and Lexington
                          Mortgage Company
              iv)         Cash Collateral Account Security, Pledge and Assignment Agreement dated March
                          8, 1995 between Price Development Company, Limited Partnership, Bank One,
                          Utah, N.A. and Lexington Mortgage Company
              v)          Amended and Restated Credit Agreement dated June 29, 1995 between Price
                          Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc.
                          and Capital Market Assurance Corporation
              vi)         Amendment to Cash collateral Account, Security, Pledge and Assignment
                          Agreement dated June 29, 1995
              vii)        Reaffirmation of Guaranty dated June 29, 1995
10.16                     Second Amendment to Amended and Restated Agreement of Limited Partnership of
                          Price Development Company, Limited Partnership.
23.                       Consent of Independent Accountants
27.                       Financial Data Schedule
            * Documents were previously filed with the Company's Registration Statement on Form S-11,
              File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
           ** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and are incorporated herein by reference

                           INDEX TO FINANCIAL STATEMENTS



JP REALTY, INC.

                                                                   PAGE

Report of Independent Accountants                                    F-2

Consolidated Balance Sheet as of December 31, 1998 and 1997          F-3

Consolidated Statement of Operations for the years ended
 December 31, 1998, 1997 and 1996                                    F-4

Consolidated Statement of Shareholders' Equity                       F-5

Consolidated Statement of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996                                    F-6

Notes to Consolidated Financial Statements                           F-7

Schedule II - Valuation and Qualifying Accounts                     F-19

Schedule III - Real Estate and Accumulated Depreciation             F-20

                           REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of JP Realty, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of JP Realty, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 3, 1999

                                JP REALTY, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)


                                                                       December 31,                       DECEMBER 31,
                                                                           1998                               1997
                                                                      -----------------                ---------------
ASSETS
 Real Estate Assets
  Land ..........................................                     $         102,921                 $       95,523
  Buildings .....................................                               684,762                        490,183
                                                                      -----------------                 --------------
                                                                                787,683                        585,706
  Less: Accumulated Depreciation  ...............                              (114,136)                       (98,404)
                                                                      -----------------                 --------------
  Operating Real Estate Assets  .................                               673,547                        487,302
  Real Estate Under Development  ................                                28,073                         33,665
                                                                      -----------------                 --------------
    Net Real Estate Assets  .....................                               701,620                        520,967
Cash.............................................                                 5,123                          5,603
Restricted Cash..................................                                 3,605                          2,465
Accounts Receivable, Net  .......................                                 9,713                          5,759
Deferred Charges, Net ...........................                                 8,570                          7,536
Other Assets.....................................                                 4,524                          3,354
                                                                      -----------------                 --------------
                                                                      $         733,155                 $      545,684
                                                                      =================                 ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings ......................................                     $         472,990                 $      283,390
Accounts Payable and Accrued Expenses  ..........                                20,411                         18,840
Other Liabilities ...............................                                   798                            617
                                                                      -----------------                 --------------
                                                                                494,199                        302,847
                                                                      -----------------                 --------------
Minority Interests ..............................                                34,010                         34,851
                                                                      -----------------                 --------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value, 124,800,000 shares
  authorized, 17,441,000 shares and 17,390,000 shares
  issued and outstanding at December 31, 1998 and 1997,
  respectively ...................................                                    2                              2
Price Group Stock, $.0001 par value, 200,000 shares
  authorized, issued and outstanding .............                                   --                             --
  Excess Stock, 75,000,000 shares authorized......                                   --                             --
  Additional Paid-in Capital......................                              233,061                        232,135
  Accumulated Distributions in Excess of Net Income                             (28,117)                       (24,151)
                                                                      -----------------                 --------------
                                                                                204,946                        207,986
                                                                      -----------------                 --------------
                                                                      $         733,155                 $      545,684
                                                                      =================                 ==============


                                   See accompanying notes to consolidated financial statements.

JP REALTY, INC.
CONSOLIDATED STATEMENT OF
OPERATIONS
(DOLLARS IN THOUSANDS - EXCEPT PER
SHARE AMOUNTS)


                                                         1998             1997            1996
                                                     ----------       ----------        ----------
REVENUES
Minimum Rents .................................      $   79,448       $   59,624        $   52,447
Percentage and Overage Rents ..................           4,491            3,896             4,061
Recoveries from Tenants .......................          23,778           18,199            15,557
Interest ......................................             404              546               549
Other..........................................             948              708               335
                                                     ----------       ----------        ----------
                                                        109,069           82,973            72,949
                                                     ----------       ----------        ----------
EXPENSES
Operating and Maintenance......................          17,366           12,990            11,240
Real Estate Taxes and Insurance ...............          11,640            8,546             7,679
Advertising and Promotions.....................             676              451               426
General and Administrative.....................           6,406            5,447             5,060
Depreciation  ..........................                 17,306           11,802            10,230
Amortization of Deferred Financing Costs  .....           1,572              969             1,085
Amortization of Deferred Leasing Costs ........             665              639               664
Interest ...............................                 20,501            9,066             7,776
                                                     ----------      -----------        ----------
                                                         76,132           49,910            44,160
                                                     ----------      -----------        ----------
                                                         32,937           33,063            28,789

Minority Interest in Income of Consolidated
 Partnerships                                              (277)            (273)             (269)
Gain on Sales of Real Estate ..................           1,096              339                94
                                                     ----------      -----------        ----------
Income Before Extraordinary Item and Minority
 Interest of the Operating Partnership
 Unitholders  ................................           33,756           33,129            28,614
Minority Interest of the Operating Partnership
Unitholders....................................          (5,806)          (5,675)           (5,244)
                                                     ----------      -----------        ----------
Income Before Extraordinary Item  .............          27,950           27,454            23,370
Extraordinary Item - Loss on Extinguishment of Debt,
 Net of Minority Interest of the Operating
  Partnership Unitholders                                    --             (133)               --
                                                     ----------      -----------        ----------
Net Income ....................................      $   27,950       $   27,321        $   23,370
                                                     ==========      ===========        ==========

Basic Earnings Per Share
 Income Before Extraordinary Item  ............          $ 1.59           $ 1.57       $      1.46
 Extraordinary Item............................              --            (0.01)               --
                                                     ----------      -----------        ----------
Net Income ....................................          $ 1.59           $ 1.56       $      1.46
                                                     ==========      ===========       ===========
Diluted Earnings Per Share
 Income Before Extraordinary Item  ............          $ 1.58           $ 1.56       $      1.45
 Extraordinary Item............................              --            (0.01)               --
                                                     ----------      -----------        ----------
Net Income ....................................          $ 1.58           $ 1.55       $      1.45
                                                     ==========      ===========       ===========


           See accompanying notes to consolidated financial statements.

                                       JP REALTY, INC.
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (DOLLARS IN THOUSANDS)


                                                                                                   ACCUMULATED
                                                                                  ADDITIONAL      DISTRIBUTIONS
                                                                                    PAID-IN            IN
                                                SHARES *           STOCK*           CAPITAL         EXCESS OF
                                                                                                   NET INCOME          TOTAL
                                               ----------        ----------       -----------     -------------    ------------
Shareholders' Equity at December 31,
1995................................           16,036,000        $        2       $ 192,658       $    (16,906)     $  175,754

Stock Options Exercised ............               22,000                --             407                 --             407
Operating Partnership Units Converted              16,000                --             164                 --             164
Net Income ...................                         --                --              --             23,370          23,370
Distributions Paid ..................                  --                --              --            (27,139)        (27,139)
                                               ----------          --------         -------         ----------        --------
Shareholders' Equity at December 31,
1996................................           16,074,000                 2         193,229            (20,675)        172,556
Sale of Common Stock................            1,500,000                --          38,632                 --          38,632
Stock Options Exercised ............               12,000                --             234                 --             234
Operating Partnership Units Converted               4,000                --              40                 --              40
Net Income ...................                         --                --              --             27,321          27,321
Distributions Paid ..................                  --                --              --            (30,797)        (30,797)
                                               ----------          --------         -------         ----------        --------
Shareholders' Equity at December 31,
1997.................................          17,590,000                 2         232,135            (24,151)        207,986
Stock Options Exercised .............              51,000                --             923                 --             923
Operating Partnership Units Converted                  --                --               3                 --               3
Net Income ...................                         --                --              --             27,950          27,950
Distributions Paid ..................                  --                --              --            (31,916)        (31,916)
                                               ----------          --------         -------          ---------        --------
Shareholders' Equity at December 31,
1998.................................          17,641,000        $        2       $ 233,061         $  (28,117)    $   204,946
                                               ==========          ========         =======          =========        ========

  * Includes Common and Price Group Stock

          See accompanying notes to consolidated financial statements.


                                      JP REALTY, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)



                                                                                    For the Year Ended December 31
                                                                         ---------------------------------------------------
                                                                              1998                1997                1996
                                                                         -----------         ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                               $   27,950          $   27,321          $  23,370
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
 Depreciation                                                                17,306              11,802             10,230
 Amortization                                                                 2,237               1,608              1,749
 Minority Interest in Income of Consolidated Partnerships                       277                 273                269
 Minority Interest of the Operating Partnership Unitholders                   5,806               5,675              5,244
 Unitholders' Interest in Extraordinary Item                                     --                 (29)                --
 Gain on Sales of Real Estate                                                (1,096)               (339)               (94)
 Increase in Accounts Receivable                                             (4,112)             (2,261)              (786)
 Increase in Deferred Charges                                                  (927)             (1,128)              (387)
 Increase in Accounts Payable and Accrued Expenses                            3,739               3,368              3,774
 Increase in Other Assets                                                    (1,129)             (1,917)              (295)
                                                                         -----------         ------------        -----------
  Net Cash Provided by Operating Activities                                  50,051              44,373             43,074
                                                                         -----------         ------------        -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Real Estate Assets, Developed or Acquired                                 (200,022)           (137,560)           (65,323)
 Proceeds from Sales of Real Estate                                           1,289                 469                 --
 (Increase) Decrease in Restricted Cash                                      (1,140)                (93)                92
                                                                         -----------         ------------        -----------
  Net Cash Used in Investing Activities                                    (199,873)           (137,184)           (65,231)
                                                                         -----------         ------------        -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Borrowings                                                   289,384             219,088             65,442
 Repayment of Borrowings                                                    (99,784)           (123,320)            (9,473)
 Deferred Financing Costs                                                    (2,344)             (1,503)                --
 Net Proceeds from Sale of Common Stock
  and Sock Options Exercised                                                    923              38,865                407
 Capital Contribution by Minority Partner                                        --               1,000                 --
 Distributions to Minority Interests and Unitholders                         (6,921)             (6,669)            (7,157)
 Distributions Paid to Shareholders                                         (31,916)            (30,797)           (27,139)
                                                                         -----------         ------------        -----------
   Net Cash Provided by Financing Activities                                149,342              96,664             22,080
                                                                         -----------         ------------        -----------
Net (Decrease) Increase in Cash                                                (480)              3,853                (77)
Cash, Beginning of Period                                                     5,603               1,750              1,827
                                                                         -----------         ------------        -----------
Cash, End of Period                                                      $    5,123          $    5,603         $    1,750
                                                                         ===========         ============       ============


              See accompanying notes to consolidated financial statements.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BUSINESS AND BASIS OF PRESENTATION

BUSINESS

  JP Realty, Inc. (the "Company"), a Maryland Corporation, is engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The Company is a real estate investment trust ("REIT") as defined by the Internal Revenue Code and owns an interest in and conducts its business activities through Price Development Company, Limited Partnership (the "Operating Partnership"). The Company owned an 82.7 percent general partnership interest in the Operating Partnership at December 31, 1998 and 1997. The Operating Partnership owns a portfolio of 50 properties consisting of 17 enclosed regional malls, 25 community centers, two free-standing retail properties and six mixed-use commercial properties located in the Western United States. The tenant base includes primarily national, regional and local retailers; as such, the Company's credit risk is concentrated in the retail industry.

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled affiliates.

  The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation. Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

  The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

REAL ESTATE ASSETS

  Real estate assets are stated at cost less accumulated depreciation. At each balance sheet date, the Company reviews book values of real estate assets for possible impairment based upon expectations of future nondiscounted cash flows (excluding interest) from each property.

  Costs directly related to the acquisition and development of real estate assets, including overhead costs directly attributable to property development are capitalized. Interest and real estate taxes incurred during the development and construction periods are also capitalized.

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

REVENUE RECOGNITION

  Certain minimum rents are recognized monthly based upon amounts which are currently due from tenants, when such amounts are not materially different than recognizing the fixed cash flow over the initial term of the lease using the straight-line method. All other minimum rents are recognized using the straight-line method. Effective April 1, 1998, the Company prospectively adopted the provisions of Issue No. 98-9 ("EITF 98-9") Accounting for Contingent Rent in Interim Financial
Periods, which was issued on May 21, 1998 by the Financial Accounting Standards Board Emerging Issues Task Force and which significantly changed the Company's recognition of percentage and overage rents revenue in interim periods. Prior to the adoption of EITF 98-9, the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the provisions of EITF 98-9, percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved. The adoption of EITF 98-9 did not have a material impact on the amount of annual percentage and overage rents revenue recognized in 1998. The Company receives reimbursements from tenants for certain costs as provided in the lease agreements. These costs consist of real estate taxes, insurance, common area maintenance and other recoverable costs. Recoveries from tenants are recognized monthly on an accrual basis based on estimated amounts.

  An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying consolidated balance sheet are shown net of allowance for doubtful accounts of $741 and $570 as of December 31, 1998 and 1997, respectively.

RESTRICTED CASH

  Restricted cash is held under terms of loan agreements to be used for certain capital expenditures, property tax payments and funds held in reserve by a trustee for interest payments on borrowings.

DEFERRED CHARGES

  Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis, which amounts approximate those amortized using the effective interest method, over the terms of the respective agreements. Deferred charges in the accompanying consolidated balance sheet are shown net of accumulated amortization of $6,981 and $5,857 as of December 31, 1998 and 1997, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The new standard divides comprehensive income into two components: (1) net income and (2) other comprehensive income. This standard was adopted by the Company in 1998, but does not impact the Company's 1998 financial statements as the Company has no "other comprehensive income" in any of the periods presented.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard requires that comparative information from earlier years be restated to conform to the requirements of this standard. This standard was adopted by the Company in 1998. (Note 14).

  In June 1997, the FASB issued SFAS No.132, "Employer's Disclosures About Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefit plans. The adoption of this standard has no impact on the Company's 1998 financial statements.

  In June 1997, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Company beginning January 1, 2000. The Company did not hold any derivative instruments at December 31, 1998.

3. ACQUISITIONS AND DEVELOPMENTS

ACQUISITIONS

  On August 6, 1998, the Company, through a consolidated partnership of which the Operating Partnership owns 99% and is a limited partner and a wholly owned subsidiary owns 1% and is the general partner, bought NorthTown Mall, located in Spokane, Washington for $128,000. The acquisition was financed utilizing a first mortgage of $84,500 and $43,500 of borrowings on the Operating Partnership's unsecured credit facility. The Operating Partnership issued a letter of credit to the first mortgage holder in the amount of $9,500 to guarantee the completion of additional property development work.

  On December 30, 1997, the Operating Partnership acquired Salem Center, a mall located in Salem, Oregon for $32,500. The acquisition was financed utilizing borrowings on its unsecured credit facility.

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

DEVELOPMENTS

  The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Company, LTD. The mall held it's grand opening on October 28, 1998 and added approximately 723,000 square feet of total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's properties or ("Total GLA")) as of December 31, 1998. The mall is currently developing a sixteen-screen Cinemark Theater which will add approximately 74,000 square feet of additional gross leasable area (Company owned leasable area within the Company's properties or ("GLA")). At December 31, 1998, the partnership had expended $63,323 for development costs and anticipates expending an additional $13,677 to complete the development during 1999. At December 31, 1998, the Operating Partnership had leased approximately 93% of the mall.

  In August 1998, the Company completed an expansion at Boise Towne Square in Boise, Idaho adding 294,804 square feet of Total GLA. Dillard's was added as a new anchor with approximately 186,500 square feet of Total GLA, The Bon March<e'> expanded its space by 44,903 square feet of GLA and approximately 63,000 square feet of additional shop GLA was added.

  The Company has added Sears as a fourth anchor tenant at Red Cliffs Mall in St. George, Utah. The Sears store opened in October 1998 and added approximately 70,400 square feet of GLA to Red Cliffs Mall and a Sears Tire and Battery shop added approximately 9,600 square feet of GLA at Red Cliffs Plaza.

  The Company added approximately 15,000 square feet of GLA at Boise Towne Plaza in Boise, Idaho in March 1998. The first phase of construction at Boise Towne Plaza opened in November 1997, adding 76,414 square feet of retail space.

  The Operating Partnership, through its consolidated partnership Spokane Mall Development Company, Limited Partnership, completed the development of Spokane Valley Mall located in Spokane, Washington and held a grand opening on August 13, 1997. During 1998 two freestanding pads at the mall were developed, which includes a Sears Tire and Battery shop and a Pier 1 Imports. The mall contains approximately 710,000 square feet of Total GLA as of December 31, 1998. The partnership expended a total of $65,071 for the development. At December 31, 1998, the Operating Partnership had leased approximately 93% of the mall.

  During 1997, the Company also completed the construction of a 76,411 square foot Sears department store at the Pine Ridge Mall located in Pocatello, Idaho, a 36,036 square foot addition to the Sears department store at the Silver Lake Mall, located in Coeur d'Alene, Idaho and a 5,500 square foot restaurant at the Animas Valley Mall located in Farmington, New Mexico.

4. BORROWINGS

                                                                                  DECEMBER 31,
                                                                        ----------------------------------------
                                                                             1998                        1997
                                                                         ------------                -----------
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008               $    100,000                $        --
Credit facility, unsecured; weighted average interest at 6.43%                100,800                    127,000
  during 1998 and 6.75% during 1997
Notes, secured by real estate; interest at 6.37%, due in 2001                  95,000                     95,000
Mortgage payable, secured by real estate; interest at 6.68%,                   84,277                         --
  due in 2008
Construction loan, secured by real estate; interest at 6.81%                   47,505                     43,009
  as of December 31, 1998, due in 1999
Construction loan, secured by real estate; interest at 7.08%                   27,550                         --
 as of December 31, 1998, due in 2001
Mortgage payable, secured by real estate; interest at 8.5%,                    12,510                     12,827
 due in 2000
Other notes payable, secured by real estate; interest ranging                   5,348                      5,554
 from 7.0% to 9.99%, maturing 2000 to 2095                               ------------                -----------
                                                                         $    472,990                $   283,390
                                                                         ============                ===========

CREDIT FACILITIES

      On October 16, 1997, the Operating Partnership obtained a $150,000 three year unsecured credit facility (the "1997 Credit Facility") from a group of banks. On December 18, 1997, the amount was increased to $200,000. The facility has a three year term and bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The 1997 Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank group. The facility is used for general corporate purposes including development, working capital, equity investments, repayment of amounts outstanding under its other credit facilities, repayment of indebtedness and/or amortization payments. The facility contains restrictive covenants including limitations on the amount of secured and unsecured debt, and requires the Operating Partnership to maintain certain financial ratios. At December 31, 1998, the Operating Partnership was in compliance with all these covenants. The Operating Partnership paid commitment fees totaling $514 and $50 in 1998 and 1997, respectively.

      On March 16, 1998, the Operating Partnership entered into a $10,000 unsecured credit facility. The credit facility has been used for general business and cash management purposes. The Operating Partnership paid commitment fees totaling $33 in 1998.

      On November 7, 1997, the Operating Partnership borrowed $85,000 from the 1997 Credit Facility and utilized the proceeds to retire and cancel previously existing credit facilities and to pay for development activities. Deferred financing costs related to the canceled credit facilities were written-off resulting in an extraordinary loss of $133, net of minority interest. On December 29, 1997, the Operating Partnership borrowed an additional $42,000 to pay for the acquisition of Salem Center (Note 3) and for development activities. On August 6, 1998, the Operating Partnership borrowed $43,500 from its 1997 Credit Facility as part of the purchase of NorthTown Mall (Note 3). In August 1998, the Operating Partnership issued a $9,500 letter of credit backed by the 1997 Credit Facility to the NorthTown Mall first mortgage holder to guarantee the completion of additional property development work. The Company does not expect any material losses to result from the letter of credit and management is therefore of the opinion that the fair value of this instrument at December 31, 1998 is zero. The Operating Partnership borrowed an additional $29,300 for development activities during 1998. At December 31, 1998, the 1997 Credit Facility had a balance of $100,800.

      On March 8, 1995, the Operating Partnership entered into a $50,000 secured credit facility agreement which provided for a two year commitment with an option to extend for an additional year (which option was exercised on January 22, 1997). Borrowings under this agreement were collateralized by certain real estate assets. The credit facility bore interest at a floating rate equal to 115 basis points over the established rate of AAA commercial paper and was guaranteed by the Company. The Operating Partnership paid commitment fees totaling $280 in 1997. On November 7, 1997, borrowings under this credit facility were retired and the facility was canceled.

      On January 22, 1996, the Operating Partnership entered into a $25,000 unsecured credit facility agreement which provided for a two year commitment with an option to extend for an additional year (which option was exercised on January 24, 1997). On October 6, 1997, the limit was raised to $40,000. The Operating Partnership paid commitment fees totaling $86 in 1997. On November 7, 1997, borrowings under this credit facility were retired and the facility was canceled.

NOTES

      On March 11, 1998, the Operating Partnership, under its shelf registration, issued $100,000 of ten year senior unsecured notes bearing interest at a fixed 7.29% per annum. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement, making the effective fixed rate of interest on these notes 7.24% per annum. Interest payments are due semi-annually on March 11 and September 11 of each year. Principal payments of $25,000 are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the 1997 Credit Facility.

      On January 21, 1994, a subsidiary of the Operating Partnership issued $95,000 in secured notes bearing interest at a fixed 6.37% per annum. The notes require quarterly interest payments and a principal payment of $11,875 on January 21, 2000 with the remaining balance due on January 21, 2001. The subsidiary has an option to extend the notes to January 21, 2003.

CONSTRUCTION LOANS

      On September 4, 1998, Provo Mall Development Company, LTD., a consolidated partnership of which the Operating
Partnership is the general partner, entered into a $50,000 construction loan facility. The construction loan facility will be used to fund the development and construction of Provo Towne Centre in Provo, Utah. The construction loan facility matures on July 1, 2001 with an optional two-year extension, is collateralized by Provo Towne Centre and guaranteed by the Operating Partnership. The loan bears interest at a variable rate indexed to the LIBOR rate. At December 31, 1998, the loan had a balance of $27,550.

      On July 30, 1996, Spokane Mall Development Company Limited Partnership, a consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The proceeds from this construction loan facility have been used to fund the development and
construction of the Spokane Valley Mall in Spokane, Washington.    The
construction loan facility has a three year term with an optional two year extension, is collateralized by the

Spokane  Valley  Mall and guaranteed by the Operating  Partnership.   The  loan
bears interest at a variable interest rate indexed to the LIBOR rate. At December 31, 1998, the loan had a balance of $47,505.

MORTGAGES PAYABLE

      On August 6, 1998, The Company, through a consolidated partnership, acquired NorthTown Mall. The partnership obtained a new first mortgage in the amount of $84,500. The loan has a ten year term, 6.68% fixed rate, and a thirty-year amortization payoff schedule with a balloon payment of approximately $73,000. At December 31, 1998 the loan had a balance of $84,277.

      In June 1997, the Operating Partnership assumed a mortgage note of $24,755 as part of the acquisition of Silver Lake Mall (Note 3) and retired portions of the debt principally using borrowings under a credit facility. The assumed debt bears interest at a fixed 8.5% per annum and has a maturity date of October 1, 2000 when a balloon payment of $11,971 is due. At December 31, 1998, the loan had a balance of $12,510.

INTEREST RATE PROTECTION AGREEMENT

      In December 1997, the Operating Partnership entered into an interest rate protection agreement with a notional value of $100,000 and a forward yield of 5.74% based on the 10-year treasury note. This interest rate protection agreement was used to hedge the interest rate on the offering of unsecured debt on March 11, 1998. The Operating Partnership received $270 as a result of terminating this agreement.

SCHEDULED PRINCIPAL REPAYMENTS

The following summarizes the scheduled maturities of borrowings at December
31, 1998:                                                                       Total
                                                                               ---------
Year
1999...........................................................                $  49,037
2000...........................................................                  125,950
2001...........................................................                  113,351
2002...........................................................                    1,174
2003...........................................................                    1,528
Thereafter ....................................................                  181,950
                                                                                 -------
                                                                               $ 472,990
                                                                                 =======

      The amount of $47,505 for the construction loan facility collateralized by Spokane Valley Mall is included in the 1999 scheduled maturities of borrowings. The Company intends to convert this construction loan facility to permanent financing during 1999.

5.    STOCK

      The authorized stock of the Company consists of 200,000,000 shares of stock, of which 124,800,000 shares are classified as Common Stock, 200,000 shares are classified as Price Group Stock, and 75,000,000 shares are classified as Excess Stock. Each holder of Common and Price Group Stock shall be entitled to one vote for each share held. Shares of Price Group
Stock shall have the right, voting as a separate class, to elect two directors of the Company. Cash dividends for shares of Price
Group Stock shall be equal to 80% of the amount payable on each share of Common Stock. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number of shares of Common Stock, if certain requirements are met.

      On January 28, 1997, the Company sold 1,500,000 shares of Common Stock in an underwritten public offering at $27.13 per share. Net proceeds of $38,632 were contributed to the Operating Partnership in exchange for additional partnership units and were principally used to repay indebtedness incurred by the Operating Partnership to fund acquisition activities.

6.    RENTAL INCOME

      Substantially all real estate held for investment is leased to retail and commercial tenants. These operating leases generally range from 1 to 25 years and provide for minimum monthly rents, and in certain instances percentage rents based on the tenants' sales, and generally require the tenants to pay property taxes, insurance and maintenance charges.

      All non-cancelable leases, assuming no new or renegotiated leases or option extensions, in effect at December 31, 1998 provide for the following minimum future rental income:

Year                                                                           Total
-----                                                                         ---------
1999........................................................                  $ 78,855
2000........................................................                    73,294
2001........................................................                    65,757
2002........................................................                    58,188
2003........................................................                    51,141
Thereafter..................................................                   293,079
                                                                             ---------
                                                                             $ 620,314
                                                                             =========


7.    COMMITMENTS AND CONTINGENCIES

      Future minimum rental payments  under  the  terms  of  all non-cancelable
operating  leases  under  which  the  Operating  Partnership  is  the   lessee,
principally for ground leases, are as follows:

Year                                                                          Total
                                                                            ---------
1999...........................................................               $  983
2000...........................................................                  986
2001...........................................................                  998
2002...........................................................                1,012
2003...........................................................                  968
Thereafter ....................................................               26,390
                                                                            ---------
                                                                            $ 31,337
                                                                            =========


      The Company is a defendant in certain litigation relating to its business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the financial position, results of operations or cash flows of the Company.

8.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      During 1998, 1997 and 1996, non-cash investing and financing transactions included an increase in accounts payable of $1,693, $3,861 and $0, respectively, related to development activities, the assumption of debt related to the acquisition of Salem Center totaling $494 in December 1997, the assumption of debt related to the acquisition of Silver Lake Mall totaling $24,755 in June 1997, and the write-off of capitalized tenant allowances of $657, $406 and $159, respectively.
In addition, the holders of Operating Partnership units elected to convert 285, 4,000 and 16,000 OP Units, having a recorded value of $3, $40 and $164, into Common Stock in 1998, 1997 and 1996, respectively.

      Interest paid (net of capitalized amounts of $3,754, $3,509 and $1,261 in 1998, 1997 and 1996) aggregated $17,763, $8,276, and $7,707 in 1998, 1997 and
1996, respectively.

Purchase of the remaining 70% interest in Silver Lake Mall, Ltd.:
    72,000 Operating Partnership units issued  ..........                       $        1,863
         Book value of 30% equity investment in Silver Lake Mall, Ltd.                  (1,555)
         Debt assumed ...................................                               24,755
                                                                                 -------------
                                                                                $       25,063
                                                                                 =============


9.    RELATED PARTY TRANSACTIONS

      The Operating Partnership leases computer services from Alta Computer Services, Inc. ("Alta"). Alta is majority owned by three directors of the Company. The Operating Partnership paid $175, $200, and $194 in 1998, 1997 and 1996, respectively, for such services.

      The Operating Partnership has entered into a management agreement under which the Operating Partnership performs certain accounting and management functions on behalf of a company, whose majority owner is the Chairman of the Board of Directors of the Company. Management fees collected by the Operating Partnership under this agreement totaled $72 for each of the three years ended December 31, 1998.

10.   STOCK INCENTIVE PLAN

      On October 26, 1993, the Company adopted the 1993 Stock Option Plan which authorizes the discretionary grant by the Executive Compensation Committee of options intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code to key employees of the Company and the discretionary grant of nonqualified stock options to key employees, directors and consultants of the Company. The maximum number of shares of Common Stock subject to option under the Company's Plan is 1,100,000. No stock options may be granted after ten years from the date of adoption and options must be granted at a price generally not less than the fair market value of the Company's Common Stock at the date of grant. These options vest over a period of not more than five years.

A summary of the Company's 1993 Stock Option Plan activity is set forth below:

                                              1998                              1997                        1996
                                   ----------------------------     ----------------------------- -----------------------------
                                                       WEIGHTED                         WEIGHTED                      WEIGHTED
                                                        AVERAGE                          AVERAGE                       AVERAGE
                                                       EXERCISE                         EXERCISE                      EXERCISE
                                        SHARES           PRICE          SHARES           PRICE          SHARES         PRICE
                                   -------------   -------------    ------------   --------------    ------------    ----------

Outstanding at beginning of year         553,000      $ 18.07          558,000          $ 17.99          494,000       $ 17.56
Granted                                  165,000        25.21            7,000            25.38          107,000         20.02
Exercised                                (51,000)       17.92          (12,000)           18.64          (22,000)        17.57
Forfeited                                (36,000)       22.49               --               --          (21,000)        18.85
                                   -------------   -------------   -------------   --------------    -------------   ----------
Oustanding at end of year                631,000*     $ 21.37          553,000          $ 18.07          558,000       $ 17.99
                                   =============   =============   =============   ==============    =============   ==========
Exercisable at end of year               360,000      $ 18.06          277,000          $ 17.87          178,000       $ 17.77
                                   =============   =============   =============   ==============    =============   ==========

* The weighted average remaining contractual life of options outstanding as of December 31, 1998 was 5 years. The range of option prices was $17.50 to $25.38 per share.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.   STOCK INCENTIVE PLAN (CONTINUED)

      The Company has applied Accounting Principals Board Opinion 25 and selected interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized. Had compensation costs for the Company's plan been determined based on the fair value at the grant date for options granted in 1998, 1997 and 1996, respectively, in accordance with the method required by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the proforma amounts as follows:

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                                1998                      1997                    1996
                                                           --------------            -------------           --------------
Net income
 As reported.............................                  $      27,950             $     27,321            $      23,370
 Proforma    ............................                  $      27,838             $     27,283            $      23,334
Basic net income per share
 As reported ............................                  $        1.59             $       1.56            $        1.46
 Proforma    ............................                  $        1.58             $       1.56            $        1.45
Diluted net income per share
 As reported ............................                  $        1.58             $       1.55            $        1.45
 Proforma    ............................                  $        1.57             $       1.55            $        1.45

      The fair value of each option grant was estimated on the date of grant using the Black-Sholes options pricing model using the following assumptions:

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                                1998                      1997                    1996
                                                           --------------            -------------           --------------
Risk free interest rate                                            5.51%                   6.67%                  5.50 %
Dividend yield............................                         7.14%                   7.00%                  7.00 %
Expected life.............................                      5 years                 9 years                10 years
Expected volatility ......................                        17.00%                  16.50%                 16.00 %
Weighted average per share fair value of
 options granted during the year .........                 $       2.08             $       2.53            $        1.47

11.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) profit sharing plan which permits participating employees to defer up to a maximum of 15% of their compensation up to the maximum allowed by Internal Revenue Code. The Company matches 50% of the qualified employees' contributions up to a maximum of $1 per employee each year. Employees working a minimum of 1,000 hours per year who have completed at least one year of service and attained the age of 21 are qualified to participate in the plan. The employees' contributions are immediately vested. Additionally, the Company annually contributes 3% of base salary to the plan for each qualified employee. Contributions from the Company vest based upon employees' years of service beginning at 20% per year after one year of service. The Company's contributions to the plan in 1998, 1997 and 1996 were $279, $225 and $190, respectively.

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

      The carrying value of cash, accounts receivable and accounts payable at December 31, 1998 and 1997 are reasonable estimates of their fair values because of the short maturity of these financial instruments.

      Borrowings with an aggregate carrying value of $472,990 and $283,390 have an estimated aggregate fair value of $472,690 and $283,533 at December 31, 1998 and 1997, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of borrowings with similar terms and remaining maturities.

13.   EARNINGS PER SHARE

      The following table provides a reconciliation of both income before extraordinary items and the number of common shares used in the computations of basic earnings per share, which utilizes the weighted average number of common shares outstanding without regard to potentially dilutive common shares and diluted earnings per share, which includes all such shares.

                                                                      For the Year Ended December 31,
                                                              -------------------------------------------------------------
                                                                 1998                     1997                    1996
                                                              ------------             -------------           ------------
Income (Numerator)
  Before Extraordinary Item                                   $    27,950               $    27,454            $     23,370
                                                              ============             =============           ============
Shares (Denominator)
  Basic-average common shares outstanding                      17,620,000                17,471,000              16,048,000
  Add: Dilutive effect of stock options                           103,000                   166,000                  85,000
                                                              ------------             -------------           ------------
Diluted shares                                                 17,723,000                17,637,000              16,133,000
                                                              ============             =============           ============
Per-Share Amounts - Income Before Extraordinary Item
  Basic                                                        $     1.59                  $   1.57                   $1.46
                                                              ============             =============           ============
  Diluted                                                      $     1.58                  $   1.56                   $1.45
                                                              ============             =============           ============


      The OP Units not held by the Company have not been included in the dilutive earnings per share calculation since there would be no effect on the per share amount as amounts allocated to an OP Unit are the same as amount allocated to a share of Common Stock. Options to purchase 631,000, 553,000 and 558,000 shares of Common Stock were outstanding at December 31, 1998, 1997 and 1996, respectively (Note 10), a portion of which has been reflected above using the treasury stock method.

14.   SEGMENT INFORMATION

      In 1998, the Company adopted SFAS No. 131. The prior years' information has been restated to present the Company's three reportable segments - 1) regional malls, 2) community centers, and 3) commercial properties in conformity with SFAS No. 131.

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes total revenues and property net operating income (revenues less operating and maintenance expense, real estate taxes and insurance expense and advertising and promotions expense ("Property NOI")). The Company evaluates the performance of its segments and allocates resources to them based on Property NOI.

      The regional mall segment consists of 17 regional malls in seven states containing approximately 9,810,000 square feet of Total GLA and which range in size from approximately 296,000 to 1,171,000 square feet of Total GLA.

      The community center segment consists of 25 properties in seven states containing over 3,185,000 square feet of Total GLA and two freestanding retail properties containing approximately 5,000 square feet of GLA.

      The commercial properties include six mixed-use commercial/business properties with 38 commercial buildings containing approximately 1,354,000 square feet of GLA which are located primarily in the Salt Lake City, Utah area where the Company's headquarters is located.

      The table below presents information about the Company's reportable segments for the years ending December 31:

                                               REGIONAL           COMMUNITY        COMMERCIAL
                                                 MALLS             CENTERS         PROPERTIES          OTHER           TOTAL
                                               ---------        -------------     ------------       ----------      ----------
1998
-----
Total Revenues                                 $  82,622         $   17,849       $     8,299       $     299        $  109,069
Property Operating Expenses (1)                   23,895              4,144             1,643              --            29,682
                                                 -------        -----------       -----------        --------        ----------
Property NOI (2)                                  58,727             13,705             6,656             299            79,387
Unallocated Expenses (3)                              --                 --                --          46,450            46,450
Unallocated Minority Interest (4)                     --                 --                --           6,083             6,083
Unallocated Other (5)                                 --                 --                --           1,096             1,096
Consolidated Net Income                               --                 --                --              --            27,950
Additions to Real Estate Assets                  190,942                845               597           5,470           197,854
Total Assets (6)                                 604,937             80,307            30,899          17,012           733,155

1997
-----
Total Revenues                                    58,069             16,649             7,349             906            82,973
Property Operating Expenses (1)                   16,175              4,053             1,759              --            21,987
                                               ---------        -------------     ------------       ----------      ----------
Property NOI (2)                                  41,894             12,596             5,590             906            60,986
Unallocated Expenses (3)                              --                 --                --          27,923            27,923
Unallocated Minority Interest (4)                     --                 --                --           5,948             5,948
Unallocated Other (5)                                 --                 --                --             206               206
Consolidated Net Income                               --                 --                --              --            27,321
Additions to Real Estate Assets                  154,331             11,246               907              --           166,484
Total Assets (6)                                 423,800             80,274            31,909           9,701           545,684

1996
------
Total Revenues                                    47,891             16,854             7,644             560            72,949
Property Operating Expenses (1)                   13,843              3,869             1,633              --            19,345
                                               ---------        -------------     ------------       ----------      ----------
Property NOI (2)                                  34,048             12,985             6,011             560            53,604
Unallocated Expenses (3)                              --                 --                --          24,815            24,815
Unallocated Minority Interest (4)                     --                 --                --           5,513             5,513
Unallocated Other (5)                                 --                 --                --              94                94
Consolidated Net Income                               --                 --                --              --            23,370
Additions to Real Estate Assets                   61,376              2,002             1,450             495            65,323

---------------------------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes, insurance, advertising and promotion expenses as listed in the consolidated statement of operations.
(2)     Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships and minority interest of the Operating Partnership unitholders as listed in the consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate and loss on extinguishment of debt as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Financial information for each of the quarters in 1998 and 1997 are as follows:

                                                      FIRST            SECOND            THIRD          FOURTH          TOTAL
                                                   -----------      ------------      -----------    -----------   ----------
YEAR ENDED 1998
----------------
Total Revenues.....................                 $  24,503         $ 23,283*      $  27,046*      $  34,237*     $ 109,069
Income Before Extraordinary Item and
 Minority Interest ................                     8,024            7,044           7,088          11,600         33,756
Net Income ........................                     6,642            5,832           5,870           9,606         27,950
Basic Earnings Per Share ..........                      0.38             0.33            0.33            0.55           1.59
Diluted Earnings Per Share ........                      0.37             0.33            0.33            0.55           1.58
Distributions Declared Per Share ..                     0.450            0.450           0.450           0.465          1.815 **


YEAR ENDED 1997
-------------------
Total Revenues.....................                  $ 18,375         $ 18,617        $ 21,773        $ 24,208       $ 82,973
Income Before Extraordinary Item and
 Minority Interest ................                     7,484            8,400           8,168           9,077         33,129
Net Income.........................                     6,214            6,968           6,760           7,379         27,321
Basic Earnings Per Share ..........                      0.36             0.40            0.38            0.42           1.56
Diluted Earnings Per Share.........                      0.36             0.40            0.38            0.41           1.55
Distributions Declared Per Share ..                     0.435            0.435           0.435           0.450          1.755 **

------------------------------
* Effective April 1, 1998, the Company prospectively adopted the provisions of Issue No. 98-9 ("EITF 98-9") Accounting For Contingent Rent in Interim Financial Periods, which was issued on May 21, 1998 by the Financial Accounting Standards Board Emerging Issues Task Force and which significantly changed the Company's recognition of percentage and overage rents revenue in interim periods. Percentage and overage rents deferred from the second and third quarter 1998 and recognized during the forth quarter 1998 were $1,124, $912 and $2,036, respectively. (Note 2.)
** Of which $.308 and $.194 represents a non-taxable return of capital for 1998 and 1997, respectively.

16.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      The following unaudited proforma summary financial information for 1998 and 1997, is presented as if the acquisitions of NorthTown Mall, Silver Lake Mall, Visalia Mall, Salem Center and the additional Common Stock offering on January 22, 1997, had been consummated as of January 1, 1997.

                                                                        1998                           1997
                                                                    --------------                 -------------
Revenues.....                                                       $      117,384                 $     107,418
Income Before Extraordinary Item...............                     $       27,359                 $      26,978
Net Income...                                                       $       27,359                 $      26,845
Basic Earnings Per Share
  Income Before Extraordinary Item.............                     $         1.55                 $        1.53
  Net Income.                                                       $         1.55                 $        1.53
Diluted Earnings Per Share
   Income Before Extraordinary Item............                     $         1.54                 $        1.52
   Net Income                                                       $         1.54                 $        1.51

      The proforma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisitions and offering been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

     SCHEDULE II
                                        JP REALTY, INC.
                               VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                    (DOLLARS IN THOUSANDS)


                                                    BALANCE AT           CHARGED TO
                                                     BEGINNING             EXPENSE                                BALANCE AT
                                                      OF YEAR                                 DEDUCTIONS          END OF YEAR
                                                  ----------------      ---------------     ---------------      ---------------
Year ended December 31, 1998
Allowance for uncollectible accounts              $        570          $     537           $       366          $       741
Year ended December 31, 1997
Allowance for uncollectible accounts              $        489          $     346           $       265          $       570
Year ended December 31, 1996
Allowance for uncollectible accounts              $        504          $     340           $       355          $       489


                                                                   SCHEDULE III


                                                       JP REALTY, INC.
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1998
                                                   (DOLLARS IN THOUSANDS)

                                               CAPITALIZED     GROSS AMOUNT AT WHICH
                             INITIAL COSTS     SUBSEQUENT    CARRIED AT CLOSE OF PERIOD                                     DEPREC-
                           ------------------                ----------------------------                                   IABLE
                RELATED            BUILDING &       TO                 BLDG. &            ACCUMULATED                        LIVES
DESCRIPTION   ENCUMBRANCES  LAND  IMPROVEMENTS ACQUISITION(1) LAND  Improvements TOTAL(2) DEPRECIATION CONSTRUCTION ACQUIRED YEARS
------------- ------------ ------ ------------ ------------- ------ ------------ ------- ------------- ------------ -------- -----

REGIONAL
MALLS
Animas
Valley Mall,    $     --   $3,902 $    24,059      $    723   $3,902    $24,782   $28,684  $   2,185           --      1995    40
Farmington,
NM
Boise Towne
Square, Boise,    32,475    9,218          --        48,994    9,218     48,994    58,212     13,748      1987-88     1985-86 5-40
ID
Cache Valley
Mall,
Logan, UT          5,781      909          --         8,727      909      8,727     9,636      4,537      1975-76     1973-75 10-40

Cottonwood Mall,
Salt Lake         19,857    7,514      20,776        30,959    7,514     51,735    59,249     19,696      1981-87     1980    4-40
City, UT
Eastridge Mall,
Casper, WY            --    4,300      19,896         5,915    4,300     25,811    30,111      1,930           --     1995    40
Grand Teton
Mall, Idaho           --    5,802      28,614         3,037    7,743     29,710    37,453      2,033           --     1996    40
Falls, ID
North Plains
Mall, Clovis,      5,472    2,664          --        12,479    2,664     12,479    15,143      3,690      1984-85   1979-84   10-40
NM
NorthTown
Mall, Spokane,
WA                84,277    6,902     120,458            19    6,902    120,477   127,379      1,253      1997-98     1997    40
Pine Ridge Mall,
Pocatello,        10,019    1,883          --        21,911    1,883     21,911    23,794      8,501      1979-81     1979    10-40
ID
Provo Towne
Centre, Provo,    30,550   13,829      41,820         7,674    9,241     54,082    63,323        202      1997-98     1997    40
UT
Red Cliffs Mall,
St. George,        6,235      903          --        13,546      903     13,546    14,449      3,339      1989-90     1989    3-40
UT
Salem Center,
Salem, OR             --    1,704      30,504           396    1,704     30,900    32,604        770           --     1997    40
Silver Lake Mall,
Coeur d'Alene,    12,510    4,055      21,379           394    4,055     21,773    25,828        856           --     1997    40
ID
Spokane Valley
Mall, Spokane     47,505    6,645      34,341        24,085    6,745     58,326    65,071      2,387      1990-97     1990    40
WA
Three Rivers
Mall, Kelso, WA   10,175    1,977          --        20,538    1,977     20,538    22,515      5,554      1986-87     1984    10-40
Visalia Mall,
Visalia, CA           --    6,146      31,812         1,187    6,146     32,999    39,145      1,300           --     1997    40
White Mountain
Mall, Rock         5,083    1,120          --        15,742    1,120     15,742    16,862      6,532      1977-78     1977    40
Springs, WY
COMMUNITY CENTERS
Alameda Plaza,
Pocatello, ID         --      500         --          3,365      500      3,365     3,865      1,922         1973     1973    40
Anaheim Plaza,
Anaheim, CA           --       --         --             54       --         54        54         32      1980-81     1979    40
Austin Bluffs Plaza,  --    1,488         --          1,923    1,488      1,923     3,411        628         1985     1979    3-40
Colorado Springs, CO
Bailey Hills Plaza,
Eugene, OR            --      157         --            297      157        297       454         54      1988-89     1988    40
Baskin Robbins
17th St.,             --        9         67              7        9         74        83         20           --     1988    40
Idaho Falls, ID
Boise Plaza, Boise,
ID                    --      322         --          1,382      322      1,382     1,704        935      1970-71     1970    40
Boise Towne Plaza,
Boise, ID             --    3,316      4,243          1,693    3,316      5,936     9,252        258      1996-97     1994    40
Cottonwood Square,
Salt Lake             --    1,926      3,535              6    1,926      3,541     5,467        266           --     1995    40
City, UT
Division Crossing,
Portland, OR          --    2,429         --          4,483    2,429      4,483     6,912        933      1990-91     1990    20-40
Fort Union Plaza,
Salt Lake             --       21         --          1,623       21      1,623     1,644        657      1979-84       --    40
City, UT
Fremont Plaza,
Las Vegas, NV         --       --         --          2,254       --      2,254     2,254      1,190      1976-80       --    40
Fry's Shopping
Plaza, Glendale       --      353         --          4,672    1,254      3,771     5,025      1,647      1980-81     1980    40
AZ
Gateway Crossing,
Bountiful, UT         --    3,644         --          8,487    3,644      8,487    12,131      1,277      1990-92     1990    40

[CAPTION]

                                                       JP REALTY, INC.
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1998
                                                   (DOLLARS IN THOUSANDS)

                                               CAPITALIZED     GROSS AMOUNT AT WHICH
                             INITIAL COSTS     SUBSEQUENT    CARRIED AT CLOSE OF PERIOD                                     DEPREC-
                           ------------------                ----------------------------                                   IABLE
                RELATED            BUILDING &       TO                 BLDG. &            ACCUMULATED                        LIVES
DESCRIPTION   ENCUMBRANCES  LAND  IMPROVEMENTS ACQUISITION(1) LAND  Improvements TOTAL(2) DEPRECIATION CONSTRUCTION ACQUIRED YEARS
------------- ------------ ------ ------------ ------------- ------ ------------ ------- ------------- ------------ -------- -----

COMMUNITY
CENTERS
(CONTINUED)
Halsey
Crossing,
Gresham, OR            --     --         --         2,383       --      2,383      2,383        569     1989-91     --      4-40
Nephi Bank,
Nephi, UT              --     17        183            --       17        183        200        144          --    1976     40
North Temple
Shops, Salt
Lake City, UT          --     60         --           177       60        177        237         89        1970    1970     40
Orem Plaza
Center Street,
Orem, UT               --    371        330         1,091      344      1,448      1,792        653     1976-87    1973     10-40
Orem Plaza
State Street,
Orem, UT              --     126         --           687      126        687        813        368        1975    1973     29-40
Plaza 800,
Sparks, NV            --      33      2,969            42       33      3,011      3,044      1,747        1974     --      40
Plaza 9400,
Sandy, UT             --      --         --         4,514       --      4,514      4,514      2,048     1976-84     --      10-40
Red Cliffs
Plaza, St.
George, UT            --      --      2,403            --       --      2,403      2,403        255     1994-95  1994-95    40
River Pointe
Plaza, West
Jordan, UT            --   1,130         --         2,668    1,130      2,668      3,798        817     1987-88  1986-87    5-40
Riverside
Plaza,
Provo, UT             --     427      1,886         4,006      427      5,892      6,319      1,558     1978-81   1977      40
Twin Falls
Crossing,
Twin
Falls, ID             --     125         --           776      125        776        901        426        1976   1975      40
University
Crossing,
Orem, UT              --     230         --         5,017      230      5,017      5,247      1,804     1971-92   1971      40
Woodlands
Village,
Flagstaff, AZ         --   2,068      5,329           236    2,068      5,565      7,633        604         --    1994      40
Yellowstone
Square, Idaho
Falls, ID             --     355         --         4,552      355      4,552      4,907      2,686     1972-77   1972      40

COMMERCIAL
PROPERTIES
First Security
Place, Boise,         --     300          --        3,249      300      3,249      3,549      1,553     1978-80   1978      10-40
ID
Price Business
Center -
Commerce Park,        --     415       2,109        8,524    1,147      9,901     11,048      1,596        1980   1973-95   40
 West Valley
 City, UT
Price Business
Center-
Pioneer
Square,               --     658          --        9,956      616      9,998     10,614      3,212     1974-92   1973      3-40
Salt Lake
City, UT
Price Business
Center-South
Main,                 --     317          --        1,949      295      1,971      2,266      1,015     1967-82   1966-81   3-40
Salt Lake City,
Utah
Price Business
Center-
Timesquare,            --    581          --        9,439      581      9,439     10,020      3,854     1974-80   1972-80   5-40
Salt Lake
City, UT
Sears-Eastbay,
 Provo, UT          1,766    275          --        2,079      275      2,079      2,354        509     1989-90   1989      40

OTHER REAL
ESTATE
The Mall
at Sierra
Vista,                 --  1,636         885           --    1,636        885      2,521         --
Sierra
Vista, AZ
Miscellaneous
Real Estate            --  1,164          17        6,298    1,164      6,315      7,479        297          --   1980-98   40
                   ------- ------- ---------  ----------- -------- ----------  ---------    --------

TOTAL            $271,705 $103,926  $397,615  $   314,215 $102,921 $  712,835   $815,756    $114,136
                 ======== ========  ========  =========== ======== ==========  =========    =========

 ----------------------
(1) Included are development costs subsequent to acquisition or opening of property.
(2) The aggregate cost for Federal Income Tax purposes was approximately $829,467 at December 31, 1998.


                                                                        JP REALTY, INC.
                                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                      DECEMBER 31, 1998
                                                                   (DOLLARS IN THOUSANDS)



A  summary  of  activity  for real estate investments and accumulated depreciation is as follows:




                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------------
                                                             1998                     1997                    1996
                                                         -------------          ---------------           -------------
Real Estate Investments
 Balance at Beginning of Year                                $619,371                  $453,241                $388,205
 Acquisitions                                                 128,000                    96,615                  37,055
 Improvements                                                  69,854                    69,921                  28,268
 Disposition of Property                                       (1,469)                     (406)                   (287)
                                                        -------------             -------------           -------------
Balance at End of Year                                  $     815,756             $     619,371           $     453,241
                                                        =============             =============           =============

Accumulated Depreciation
 Balance at Beginning of Year                           $      98,404             $      87,318           $      77,462
 Depreciation                                                  17,072                    11,492                  10,015
 Depreciation of Disposed Property                             (1,340)                     (406)                   (159)
                                                        -------------             -------------           -------------
Balance at End of Year                                  $     114,136             $      98,404           $      87,318
                                                        =============             =============           =============

                                                                   EXHIBIT 10.16

                      JP REALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SECOND AMENDMENT TO AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP


          SECOND  AMENDMENT TO THE AMENDED AND RESTATED  AGREEMENT  OF  LIMITED

PARTNERSHIP   OF  PRICE   DEVELOPMENT   COMPANY,   LIMITED   PARTNERSHIP   (the

"Partnership"), dated as of January 21, 1994, as amended by the First Amendment thereto, dated  as  of  January  21, 1994 (the "Partnership Agreement"), by and

among JP Realty, Inc., as general  partner  (the  "General  Partner"),  and the

Persons  whose  names are set forth on EXHIBIT A attached thereto and any other

Persons who may have become partners in the Partnership as provided therein, as

limited partners  (the  "Limited  Partners").   Capitalized  terms used but not

otherwise  defined  in  this  Second  Amendment  shall  have the same  meanings ascribed to them in the Partnership Agreement.


                               W I T N E S E T H:

          WHEREAS, pursuant to Section 14.1.A of the Partnership  Agreement,  a majority  of the Limited Partners of the Partnership have approved an amendment

(the "Amendment")  to  the Partnership Agreement relating to the subject matter hereof; and

          WHEREAS, pursuant to Section 14.1.B of the Partnership Agreement, the

General Partner has approved  an amendment to, and restatement of, the Schedule of Partners set forth on EXHIBIT  A to the Partnership Agreement (the "Schedule

of Partners") that reflects the current  composition  of  the  partners  of the

Partnership; and

          WHEREAS,  in  accordance with the terms of the Partnership Agreement,

the General Partner has been authorized to enter into this Second Amendment for the purpose of amending the  Partnership Agreement to include the Amendment and the Schedule of Partners attached hereto.

          NOW, THEREFORE, pursuant  to  the  authority  granted  by the Limited

Partners  and  pursuant  to  Section  11.4.B  of the Partnership Agreement  the

General Partner hereby amends the Partnership Agreement as follows:

     1.   THE  AMENDMENT.   The  Partnership Agreement  is  hereby  amended  as

follows:

          (A)  The following terms  and  phrases  and their respective meanings are hereby added to Article I of the Partnership Agreement:

          "AGGREGATE RESTORATION AMOUNT" means with respect to the Obligated Partners, as a group, the aggregate balances of the Restoration Amounts, if any, of the Obligated Partners, as determined on the date in question.

          "DEBT SERVICE" means, for any period, the sum of interest expense and regularly scheduled principal amortization for the most recently available trailing twelve-month period.

          "EBITDA" means, for any period, the earnings of the Partnership for such period before interest expense, taxes, depreciation and amortization, determined in each case on a consolidated basis in accordance with GAAP.

          "GAAP" means the generally accepted accounting principles in effect in the United States.

          "GUARANTEED AMOUNT" means, with respect to each Obligated Partner, the amount, if any, of the Price Capital Corp. $95 million Collateralized Notes due 2001 directly guaranteed by such Obligated Partner (or its partners in the case of Fairfax Holding, LLC) pursuant to a Limited Guarantee Agreement, dated January 21, 1994, by and among the Obligated Partner, Continental Bank, N.A. and, if applicable, certain partners of the Obligated Partner.

          "MARKET VALUE OF TOTAL EQUITY" means the total value of all outstanding Partnership Units, with each Partnership Unit valued at the current market value of a REIT Share.

          "OBLIGATED PARTNER(S)" means that or those Limited Partner(s) listed as Obligated Partner(s) on EXHIBIT B attached hereto and made a part hereof, as such exhibit may be amended from time to time by the General Partner. Any successor, assignee or transferee of the entire Partnership Interest of an Obligated Partner shall be considered an Obligated Partner; provided, however, that if an Obligated Partner, which is not an individual (an "Entity Obligated Partner"), makes a liquidating distribution to an interest holder who is being allocated a portion of such Entity Obligated Partner's Restoration Amount, the General Partner shall amend EXHIBIT B to add such distributee as an additional Obligated Partner with a Restoration Amount equal to such distributee's allocable share of such Entity Obligated Partner's Restoration Amount and the Restoration Amount of the Entity Obligated Partner shall be reduced accordingly.

          "RESTORATION AMOUNT" means with respect to any Obligated Partner, the amount set forth opposite the name of such Obligated Partner  on EXHIBIT B attached hereto and made a part hereof, as such exhibit may be adjusted from time to time by the General Partner. If an Entity Obligated Partner makes a liquidating distribution to an interest holder who is being allocated a portion of such Entity Obligated Partner's Restoration Amount, the General Partner shall amend EXHIBIT B to add such distributee as an additional Obligated Partner, and the Restoration Amount of such additional Obligated Partner shall equal such distributee's allocable share of the Entity Obligated Partner's Restoration Amount, and the Restoration Amount of the Entity Obligated Partner shall be reduced accordingly.

          "RECOURSE LIABILITY" means the amount of indebtedness owed by the Partnership other than Nonrecourse Liabilities and Partner Nonrecourse Debt.

          "TOTAL LIABILITIES" means, as of the date of determination, all liabilities of the Partnership, determined on a consolidated basis in conformity with GAAP.

          (B)  The  definition  of  "Adjusted  Capital  Account"  set  forth in

Article  I  of the Partnership Agreement is hereby deleted in its entirety  and replaced by the following:

          "ADJUSTED CAPITAL ACCOUNT" means the Capital Account maintained for each Partner for each Partnership Year (i) increased by any amounts which such Partner is obligated to restore pursuant to any provision of this Agreement or otherwise or is deemed to be obligated to restore pursuant to Regulation 1.704-1(b)(ii)(c) or the penultimate sentences of Regulations (section) 1.704-2(g)(1) and 1.704-2(i)(5) and (ii) decreased by the items described in Regulations (section) 1.704-1(b)(2)(ii)(d)(4), (5), and (6). The foregoing definition of Adjusted Capital Account is intended to comply with the provisions of Regulations(section) 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

          (C)  Section 4.1 of the Partnership  Agreement  is  hereby deleted in its entirety and replaced by the following:

          Section 4.1 CAPITAL CONTRIBUTIONS OF THE PARTNERS

          At the time of the execution of this Agreement, the Partners shall make Capital Contributions set forth in EXHIBIT A to this Agreement. Each Partner shall own Partnership Units in the amount set forth for such Partner in EXHIBIT A and shall have a Percentage Interest in the Partnership as set forth for such Partner in EXHIBIT A, which Percentage Interest shall be adjusted in EXHIBIT A from time to time by the General Partner to the extent necessary in accordance with the terms of this Agreement to reflect accurately exchanges of Partnership Units for REIT Shares in accordance with the Exchange Agreement, Capital Contributions, the issuance of additional Partnership Units (pursuant to any merger or otherwise), a change in the number of issued and outstanding REIT Shares pursuant to Section 7.4.D of this Agreement, or an adjustment of the nature contemplated by Section 7.5.B hereof. Except as provided in Sections 4.2, 10.5 and 13.3, the Partners shall have no obligation to make any additional Capital Contributions or loans to the Partnership.

          (D)   Section  6.1 of the Partnership Agreement is hereby deleted  in its entirety and replaced by the following:

          Section 6.1 ALLOCATIONS OF PROFITS AND LOSSES

          A. ALLOCATION OF PROFITS. After giving effect to the mandatory allocations set forth in Section 6.2, Profits for any Partnership Year or other applicable period shall be allocated to the Partners in the following order of priority:

               (i) First, to the General Partner to the extent that the cumulative Losses allocated to the General Partner pursuant to Section 6.1.B(iv) exceed the cumulative Profits allocated to the General Partner pursuant to this Section 6.1.A(i);

               (ii) Second, to each Partner to the extent of and in proportion to the amount by which the cumulative Losses allocated to such Partner pursuant to Section 6.1.B(iii) exceed the cumulative Profits allocated to such Partner pursuant to this Section 6.1.A(ii);

               (iii) Third, to the General Partner to the extent that the cumulative Losses allocated to the General Partner pursuant to Section 6.1.B(ii), exceed the cumulative Profits allocated to the General Partner pursuant to this Section 6.1.A(iii);

               (iv) Fourth, to each Partner to the extent of and in proportion to the amount by which the cumulative Losses allocated to such Partner pursuant to Section 6.1.B(i), exceed the cumulative Profits allocated to such Partner pursuant to this Section 6.1.A(iv); and

               (v) Thereafter, to the Partners in accordance with their respective Percentage Interests.

          B. ALLOCATION OF LOSSES. After giving effect to the mandatory allocations set forth in Section 6.2, Losses for any Partnership Year or other applicable period shall be allocated to the Partners in the following order of priority:

               (i) First, to the Partners, in proportion to their respective Percentage Interests; provided that Losses allocated pursuant to this
     Section 6.1.B(i) shall not exceed the maximum amount of Losses that can be allocated without causing any Partner to have a negative Adjusted Capital Account balance (excluding for this purpose any increase to such Adjusted Capital Account for a Partner's actual obligation to fund a deficit Capital Account balance, including the obligation of an Obligated Partner to fund a deficit Capital Account balance pursuant to Section 13.3 hereof);

               (ii) Second, to the General Partner, until the General Partner's Adjusted Capital Account (excluding for this purpose any increase to such Adjusted Capital Account Deficit for the obligation of the General Partner to actually fund a deficit Capital Account balance) equals the excess of
     (i) the amount of Recourse Liabilities over (ii) the Aggregate Restoration Amount;

               (iii) Third, to the Obligated Partners, in proportion to their respective Restoration Amounts, until such time as the Obligated Partners have been allocated an aggregate amount of Losses pursuant to this Section 6.1.B(iii) equal to the Aggregate Restoration Amount; and

               (iv) Thereafter, to the General Partner.

          This Section 6.1 shall control notwithstanding any reallocation or adjustment of taxable income, loss or other items by the IRS or any other taxing authority; provided, however, that neither the Partnership nor the General Partner (nor any of their respective affiliates) is required to indemnify any Obligated Partner (or its affiliates) for the loss of any tax benefit resulting from any reallocation or adjustment of taxable income, loss or other items by the IRS or other taxing authority. The provisions of this Section 6.1 shall not be amended in a manner which adversely affects an Obligated Partner (without the consent of such Obligated Partner), provided that the General Partner may amend EXHIBIT B to add additional Obligated Partners.

          (E)  Section 13.3 of the Partnership Agreement is hereby  deleted  in its entirety and replaced by the following:

          Section 13.3 NEGATIVE CAPITAL ACCOUNTS

          A. Except as provided in the next sentence and Section 13.3.B, no Partner shall be liable to the Partnership or to any other Partner for any deficit or negative balance which may exist in such Partner's Capital Account. Upon liquidation of an Obligated Partner's interest in the Partnership pursuant to a liquidation of the Partnership or by means of a distribution to the Obligated Partner by the Partnership, if any such Obligated Partner has a deficit balance in its Capital Account (after giving effect to all contributions, distributions, allocations and adjustments to Capital Accounts for all periods), each such Obligated Partner shall contribute to the capital of the Partnership an amount equal to its respective deficit balance; such obligation to be satisfied by the end of the Partnership Year of liquidation (or, if later, within ninety
     (90) days following the liquidation and dissolution of the Partnership.) Such contributions shall be used to make payments to creditors of the Partnership and such Obligated Partners (i) shall not be subrogated to the rights of any such creditor against the General Partner, the Partnership, another Partner or any person related thereto, and (ii) hereby waive any right to reimbursement, contribution or similar right to which such Obligated Partners might otherwise be entitled as a result of the performance of its obligations under this Agreement.

          B. Notwithstanding any other provision of this Agreement, an Obligated Partner shall cease to be an Obligated Partner upon an exchange of all of such Obligated Partner's remaining Partnership Units for REIT Shares (pursuant to the Exchange Agreement) 6 months after the date of such exchange unless at the time of, or during the 6 month period following, such exchange, there has been:

               (i) An entry of a decree or order for relief in respect of the Partnership by a court having jurisdiction over a substantial part of the Partnership's assets, or the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Partnership or of any substantial part of its property, or ordering the winding up or liquidation of the Partnership's affairs, in an involuntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law; or

               (ii) The commencement against the Partnership of an involuntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law; or

               (iii) The commencement by the Partnership of a voluntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, or the consent by it to the entry of an order for relief in an involuntary case under any such law or the consent by it to the appointment of or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Partnership or of any substantial part of its property, or the making by it of a general assignment for the benefit of creditors, or the failure of Partnership generally to pay its debts as such debts become due or the taking of any action in furtherance of any of the foregoing; or

               (iv) A failure by the Partnership to maintain a ratio of Total Liabilities to Market Value of Total Equity of less than 400%; or

               (v) A failure by the Partnership to maintain a ratio of EBITDA to Debt Service of greater than 110%.

          Following the passage  of  the  six-month  period  described  in this
     Section 13.3.B, an Obligated Partner shall cease to be an Obligated Partner at the first time, if any, that all of the conditions set forth in
     (i) through (v) above are no longer in existence.

          (F)  Section 14.1 of the Partnership Agreement is hereby  amended  to include the following Subsection D:

               D. Notwithstanding Sections 14.1.A, 14.1.B and 14.1.C hereof, the General Partner shall have the power, without the consent of the Limited Partners (whether or not Obligated Partners), to amend EXHIBIT B hereto for the purpose of adding, substituting or removing an Obligated Partner or adjusting the Restoration Amount with respect to any Obligated Partner; provided, however, EXHIBIT B shall not be amended without the prior written consent of the Obligated Partner(s) being adversely affected thereby. Notwithstanding the foregoing sentence, in connection with any liquidating distribution made by an Entity Obligated Partner to an interest holder who is being allocated a portion of such Entity Obligated Partner's Restoration Amount, the General Partner shall also have the power, without the consent of the Limited Partners (whether or not
     Obligated Partners), to amend EXHIBIT B hereto  for  the  purpose  of  (i)
     adding such distributee as an additional Obligated Partner with a Restoration Amount equal to such distributee's allocable share of such Entity Obligated Partner's Restoration Amount and (ii) making a corresponding reduction in the Restoration Amount of such Entity Obligated Partner.

          (G)  EXHIBIT B attached to this Second Amendment is hereby  added  to the Partnership Agreement as EXHIBIT B.

     2.   SCHEDULE OF PARTNERS.  The Schedule of Partners which is set forth on

EXHIBIT  A  to  the Partnership Agreement is hereby deleted in its entirety and replaced by the Schedule  of  Partners  on  EXHIBIT  A  attached to this Second

Amendment.

     3.   RATIFICATION.  Except as expressly modified by this Second Amendment,

all  of  the  provisions of the Partnership Agreement are hereby  affirmed  and ratified and remain in full force and effect.

          IN WITNESS  WHEREOF,  this Second Amendment has been duly executed by the General Partner on behalf of  the  Partnership  as  of the day and year set forth below.


DATED:  December 16, 1998         GENERAL PARTNER:

                                   JP REALTY, INC.



                                   By: /S/ G. REX FRAZIER
                                   -----------------------
                                   Name:  G. Rex Frazier
                                   Title:  President

                                   EXHIBIT A

                      PARTNERS AND PARTNERSHIP INTERESTS


Name of Partner                                       Partnership                   Percentage
                                                         Units                       Interest
                                                  ------------------              ----------------
GENERAL PARTNER
JP Realty, Inc.                                      17,640,547                        82.74778%
35 Century Park-Way
Salt Lake City, Utah 84115

LIMITED PARTNERS
Boise Mall Investment Company, Ltd.                     824,411                         3.86712%
Brown, Mike                                                 125                          .00059%
Butterworth, Jodi                                           150                          .00070%
Bybee, Terry                                                320                          .00150%
Cache Valley Mall Partnership, Ltd.                     328,813                         1.54239%
Chandler, Harry                                             100                          .00047%
Clauson, Pat                                                100                          .00047%
Cloward, Burke                                           35,460                          .16633%
Cordano, Alan                                               765                          .00359%
Cordano, James                                            1,531                          .00718%
Curtis, Greg                                                 24                          .00011%
Curtis, Vardell                                             125                          .00059%
Dalton, Jim                                                 100                          .00047%
East Ridge Partnership                                      100                          .00047%
Enslow, Mike                                                320                          .00050%
Fairfax Holding, LLC                                    786,226                         3.68801%
Frank, Alan                                               5,486                          .02573%
Frazier, G. Rex                                           3,680                          .01726%
Frei, Michael                                             6,817                          .03198%
Gillette, Jerry                                             100                          .00047%
Hall Investment Company                                  10,204                          .04786%
Hansen, Kenneth                                           5,102                          .02393%
JCP Realty, Inc.                                        350,460                         1.64393%
Johnson, Kent                                               200                          .00094%
KFC Advertising                                           5,487                          .02574%
KP Associates                                           126,847                          .59501%
Kelley, Chad                                                125                          .00059%
Kelley, Paul                                                 25                          .00012%
King, Warren P.                                           6,244                          .02929%
Mendenhall, Paul K.                                         214                          .00100%
Mulkey, Tom                                                 100                          .00047%
North  Plains  Development Company, Ltd.                 19,033                          .08928%
North Plains Land Company, Ltd.                           1,758                          .00825%

Name of Partner                                       Partnership                   Percentage
                                                         Units                       Interest
                                                  ------------------              ----------------
Olson, Carl                                               1,894                          .00888%
Orton, Byron                                                125                          .00059%
Peterson, Martin G.                                         692                          .00325%
Pine   Ridge  Development  Company, Ltd.                 77,641                          .36420%
Pine Ridge Land Company, Ltd.                             5,176                          .02428%
Price, John                                                 100                          .00047%
Price, Steven                                               350                          .00164%
Price 800 Company, Ltd.                                 156,615                          .73465%
Price Eugene Bailey Company, Ltd.                        17,497                          .08207%
Price Fremont Company, Ltd.                             166,315                          .78015%
Price Glendale Company, Ltd.                              3,935                          .01846%
Price Orem Investment Company, Ltd.                      66,747                          .31309%
Price Plaza 800 Company, Ltd.                            12,199                          .05722%
Price Provo Company, Ltd.                               102,029                          .47859%
Price Riverside Company, Ltd.                            10,983                          .05152%
Price Rock Springs Company, Ltd.                         11,100                          .05207%
Price Taywin Company, Ltd.                              106,381                          .49901%
Priet, Nettie                                               100                          .00047%
Red Cliff Mall Investment Company                       167,379                          .78514%
RMC Mall Corp.                                           41,518                          .19475%
Roebbelen Engineering                                    72,000                          .33774%
Souvall, Sam                                             23,371                          .10963%
Taycor Ltd.                                              35,462                          .16634%
Tech Park II Company, Ltd.                                4,929                          .02312%
Vise, Phil                                                  160                          .00075%
Watcott, Keith                                           35,460                          .16633%
Watkins, Gary                                             5,102                          .02393%
Wilcher, Abe                                              5,306                          .02489%
Wilcher, Lena                                            10,000                          .04691%
YSP                                                      16,787                          .07874%
                                                     ----------                       ----------
                                                     21,318,452                       100.00000%
                                                     ==========                       ==========

                                  EXHIBIT 23

                CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 33-93752, No. 333-3624, No. 333-34835, No. 333-34835-01) and Registration Statement of Form S-8 (No.333-
3550) of JP Realty, Inc. of our report dated February 3, 1999, on our audits of the consolidated financial statements and financial statements schedules of JP Realty, Inc. as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, which report is included in this annual report on Form 10-K.



/S/ PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 17, 1999