Form 10-Q
period 1999-06-30
JP REALTY INC
filed 1999-08-13
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                        FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                            Commission file number 1-12560



                                   JP REALTY, INC.
                                   ---------------
                (Exact name of registrant as specified in its charter)

                      MARYLAND                                                                  87-0515088
                      ---------                                                                 ----------
              (State of incorporation)                                             (I.R.S. Employer Identification No.)
                 35 CENTURY PARK-WAY
             SALT LAKE CITY, UTAH  84115                                                      (801) 486-3911
             ---------------------------                                                       -------------
    (Address of principal executive offices,                             (Registrant's telephone number, including area code)
                 including zip code)




      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  Yes      No
                                                              [X]      [ ]


      14,640,747 Shares of Common Stock were outstanding as of August 12, 1999

                                    JP REALTY, INC.
                                       FORM 10-Q


                                         INDEX


PART I:  FINANCIAL INFORMATION
------------------------------                                                                                     PAGE
                                                                                                                  -----
Item 1.                  Financial Statements                                                                         3
                         Condensed Consolidated Balance Sheet as of June 30, 1999
                           and December 31, 1998                                                                      4
                         Condensed Consolidated Statement of Operations for the Three Months
                          and Six Months ended June 30, 1999 and 1998                                                 5
                         Condensed Consolidated Statement of Cash Flows for the
                          Six Months ended June 30, 1999 and 1998                                                     6
                         Notes to Financial Statements                                                                7
Item 2.                  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                        12
Item 3.                  Quantitative and Qualitative Disclosures About Market Risk                                  16
PART II:  OTHER INFORMATION
---------------------------
Item 1.                  Legal Proceedings                                                                           17
Item 2.                  Changes in Securities                                                                       17
Item 3.                  Defaults Upon Senior Securities                                                             17
Item 4.                  Submission of Matters to a Vote of Security Holders                                         17
Item 5.                  Other Information                                                                           17
Item 6.                  Exhibits and Reports on Form 8-K                                                            17

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in the Quarterly Report on Form 10-Q may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of JP Realty, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


                                        PART I


ITEM 1.   FINANCIAL STATEMENTS
------------------------------

    The information furnished in the accompanying financial statements listed in the index on page 2 of this Quarterly Report on Form 10-Q reflects only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999 and Annual Report on Form 10-K for the year ended December 31, 1998, including the financial statements and notes thereto.

                                    JP REALTY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)


                                                                           (UNAUDITED)
                                                                            JUNE 30,                  DECEMBER 31,
                                                                              1999                        1998
                                                                          ---------------            ---------------
ASSETS
Real Estate Assets, Including Assets Under Development
 of $24,738 and $28,073                                                   $       840,852            $       815,756
 Less:  Accumulated Depreciation                                                 (123,858)                  (114,136)
                                                                          ---------------            ---------------
    Net Real Estate Assets                                                        716,994                    701,620
Cash                                                                                4,833                      5,123
Restricted Cash                                                                     4,118                      3,605
Other Assets                                                                       20,521                     22,807
                                                                          ---------------            ---------------
                                                                          $       746,466            $       733,155
                                                                          ===============            ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings                                                                      $ 469,285                  $ 472,990
Accounts Payable and Accrued Expenses                                              18,976                     20,411
Distributions Payable                                                               9,894                         --
Other Liabilities                                                                     775                        798
                                                                          ---------------            ---------------
                                                                                  498,930                    494,199
                                                                          ---------------            ---------------
Minority Interest                                                                  46,366                     34,010
                                                                          ---------------            ---------------
Commitments and Contingencies
Shareholders' Equity
  8.75% Series A Cumulative Redeemable Preferred Stock,
   $.0001 par value; liquidation preference $25.00 per share,
   510,000 shares authorized, none issued or outstanding                               --                         --
  Common Stock, $.0001 par value, 124,290,000 shares
    authorized, 17,440,747 shares and 17,440,547 shares
    issued and outstanding at June 30, 1999 and
    December 31, 1998, respectively                                                     2                          2
  Price Group Stock, $.0001 par value, 200,000 shares
    authorized, issued and outstanding                                                 --                         --
  Excess Stock, 75,000,000 shares authorized,
    none issued or outstanding                                                         --                         --
  Additional Paid-in Capital                                                      233,074                    233,061
  Accumulated Distributions in Excess of Net Income                               (31,906)                   (28,117)
                                                                          ---------------            ---------------
                                                                                  201,170                    204,946
                                                                          ---------------            ---------------
                                                                          $       746,466            $       733,155
                                                                          ===============            ===============

                    See accompanying notes to financial statements.

                                    JP REALTY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                    JUNE 30,
                                              --------------------------------------       ----------------------------------
                                                     1999                  1998                 1999                1998
                                              -----------------     ----------------      ---------------     ---------------
Revenues
  Minimum Rents                               $          23,215     $         18,166      $        48,169     $        36,077
  Percentage and Overage Rents                            1,136                1,239                2,138               2,309
  Recoveries from Tenants                                 7,159                4,793               13,927              10,133
  Interest                                                  161                  105                  284                 194
  Other                                                      67                  104                  209                 197
                                              -----------------     ----------------      ---------------     ---------------
                                                         31,738               24,407               64,727              48,910
                                              -----------------     ----------------      ---------------     ---------------
Expenses
  Operating and Maintenance                               5,332                3,672               10,778               7,838
  Real Estate Taxes and Insurance                         3,531                2,657                6,839               5,297
  General and Administrative                              1,737                1,426                3,531               3,000
  Depreciation                                            6,195                3,918               11,442               7,564
  Amortization of Deferred Financing                        415                  485                  838                 744
Costs
  Amortization of Deferred Leasing Costs                    177                  175                  345                 342
  Interest                                                7,340                3,838               14,699               7,796
                                              -----------------     ----------------      ---------------     ---------------
                                                         24,727               16,171               48,472              32,581
                                              -----------------     ----------------      ---------------     ---------------
                                                          7,011                8,236               16,255              16,329
Minority Interest in Loss (Income) of
Consolidated Partnerships                                   133                  (68)                (855)               (137)
                                              -----------------     ----------------      ---------------     ---------------
Income Before Minority Interest of the
 Operating Partnership Unitholders                        7,144                8,168               15,400              16,192
Minority Interest of the Operating
Partnership Unitholders                                  (1,403)              (1,407)              (2,821)             (2,788)
                                              -----------------     ----------------      ---------------     ---------------
Net Income                                    $           5,741     $          6,761      $        12,579     $        13,404
                                              =================     ================      ===============     ===============

Basic Earnings Per Share                      $            0.33     $           0.38      $          0.71     $          0.76
                                              =================     ================      ===============     ===============
Diluted Earnings Per Share                    $            0.32     $           0.38      $          0.71     $          0.76
                                              =================     ================      ===============     ===============
Basic Weighted Average Number
 of Common Shares                                        17,641               17,618               17,641              17,615
Add:  Dilutive Effect of Stock Options                       56                  124                   47                 128
                                              -----------------     ----------------      ---------------     ---------------
Diluted Weighted Average Number of
Common Shares                                            17,697               17,742               17,688              17,743
                                              =================     ================      ===============     ===============



                        See accompanying notes to financial statements.

                                     JP REALTY, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)


                                                                             For the Six months Ended June 30,
                                                                    --------------------------------------------------
                                                                           1999                            1998
                                                                    --------------------            ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $             28,359            $           30,917
                                                                    --------------------            ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                                         (26,381)                      (37,151)
(Increase) Decrease in Restricted Cash                                              (513)                          108
                                                                    --------------------            ------------------
   Net Cash Used in Investing Activities                                         (26,894)                      (37,043)
                                                                    --------------------            ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                          20,284                       112,977
Repayment of Borrowings                                                          (23,989)                      (99,264)
Proceeds from Stock Options Exercised                                                 --                           507
Proceeds from Issuance of Preferred Units                                         12,345                            --
Distributions to Preferred Unitholders                                              (211)                           --
Distributions to Minority Interest                                                (1,742)                       (1,796)
Distributions to Shareholders                                                     (8,184)                       (7,910)

Deferred Financing Costs                                                            (258)                       (1,488)
                                                                    --------------------            ------------------
    Net Cash (Used in) Provided by Financing Activities                           (1,755)                        3,026
                                                                    --------------------            ------------------

Net Decrease in Cash                                                                (290)                       (3,100)
Cash, Beginning of Period                                                          5,123                         5,603
                                                                    --------------------            ------------------
Cash, End of Period                                                 $              4,833            $            2,503
                                                                    ====================            ==================


                              See accompanying notes to financial statements.

                                JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.    BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

      JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national retail chains and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company's properties are owned and controlled by the Company as of June 30, 1999 through its 81% general partner interest in Price Development Company, Limited Partnership (the "Operating Partnership").

      The interim financial data for the three and six-months ended June 30, 1999 and 1998, is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

      On April 1, 1998, the Company stopped accruing revenues for percentage and overage rents based upon the adoption of Emerging Issues Task Force Issue 98-9. On January 1, 1999, the Company started accruing these revenues again on a straight-line basis and will continue to do so as allowed by the Emerging Issues Task Force in late 1998. Certain amounts in the 1998 financial statements have been restated to conform with the 1999 presentation.


2.    BORROWINGS

                                                                               JUNE 30,
                                                                                 1999
                                                                            ---------------
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                        $ 100,000
Notes, secured by real estate; interest at 6.37%, due in 2001                        95,000
Credit facility, unsecured; weighted average interest at 6.3%
 during 1999 due in 2000                                                             88,100
Mortgage payable, secured by real estate; interest at 6.68%,
 due in 2008                                                                         83,869
Construction loan, secured by real estate; interest at 6.56%
 as of June 30, 1999, due in 1999, subsequently extended to                          47,505
2001
Construction loan, secured by real estate; interest at 6.56%
 as of June 30, 1999, due in 2001                                                    37,234
Mortgage payable, secured by real estate; interest at 8.5%,
 due in 2000                                                                         12,341
Other notes payable, secured by real estate; interest ranging
 from 7.0% to 9.99% maturing 2000 to 2095                                             5,236
                                                                            ---------------
                                                                            $       469,285
                                                                            ===============

  During the first and second quarters of 1999, draws in the amount of $9,684 were made on the construction loan facility collateralized by Provo Towne Centre. The proceeds along with operating cash and proceeds from the issuance of Operating Partnership preferred units were used to reduce the Operating Partnership's unsecured credit facility by $12,700 since December 31, 1998.

  The Operating Partnership extended its $10,000 unsecured line of credit for 60 days to May 15, 1999 at which time it expired. The fee to extend the unsecured line was $3.

3. PRO FORMA FINANCIAL INFORMATION

  The following unaudited pro forma summary financial information for the six months ended June 30, 1999 and 1998, is presented as if the acquisition of NorthTown Mall and the issuance of Series A preferred units (Note 4) had been consummated as of January 1, 1998.


                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                           -----------------------------------------------
                                                                                  1999                         1998
                                                                           -------------------          ------------------
Total Revenues                                                             $            64,727          $           56,037
Net Income                                                                 $            12,480          $           12,742
Basic Earnings Per Share                                                   $              0.71          $             0.72
Diluted Earnings Per Share                                                 $              0.71          $             0.72

  The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisition of NorthTown Mall and issuance of Series A preferred units been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.


4. MINORITY INTEREST

                                                                               JUNE 30,                   DECEMBER 31,
                                                                                 1999                         1998
                                                                          -------------------           -----------------
Preferred Unitholder                                                      $            12,345           $              --

Common Unitholders                                                                     31,454                      32,267

Consolidated Partnerships                                                               2,567                       1,743
                                                                          -------------------           -----------------
                                                                          $            46,366           $          34,010
                                                                          ===================           =================

  In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units (the "Series A Preferred Units") with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $12,750. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $405, for the repayment of borrowings outstanding under the credit facility. The Series A Preferred Units, which may be redeemed by the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances.

  The Operating Partnership makes quarterly distributions to the Series A Preferred unitholder on the last day of each March, June, September and December. For the six months ended June 30, 1999, distributions for the Series A Preferred Units were $211.

                                JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


5.    SHAREHOLDERS' EQUITY

      The following table summarizes changes in shareholders' equity since December 31, 1998:

                                                                                ADDITIONAL         ACCUMULATED
                                                                                 PAID-IN         DISTRIBUTIONS
                                                                                 CAPITAL         IN EXCESS OF
                                              SHARES*            STOCK                            NET INCOME          TOTAL
                                             ----------        ---------        ----------        -----------       ---------
Shareholders' Equity at December 31, 1998    17,640,547        $       2        $  233,061        $   (28,117)      $ 204,946
Stock Option Compensation                            --               --                11                 --              11
Issued Shares Common Stock -
  Operating Partnership Units
Converted                                           200               --                 2                 --               2
Net Income for the Period                            --               --                --             12,579          12,579
Distributions Paid                                   --               --                --             (8,184)         (8,184)
Distributions Accrued                                --               --                --             (8,184)         (8,184)
                                             ----------        ---------        ----------        -----------       ---------
Shareholders' Equity at June 30, 1999        17,640,747        $       2        $  233,074        $   201,170       $ (31,906)
                                             ==========        =========        ==========        ===========       =========

----------------------------
*  Includes 200,000 outstanding shares of Price Group Stock


6.    SEGMENT INFORMATION

      In 1998, the Company adopted SFAS No. 131. The prior years' information has been restated to present the Company's three reportable segments - 1)
regional malls, 2) community centers, and 3) commercial properties in conformity with SAS No. 131.

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes total revenues and property, net operating income (revenues less operating and maintenance expense and real estate taxes and insurance expense ("Property NOI")). The Company evaluates the performance of its segments and allocates resources to them based on Property NOI.

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

      The table below presents information about the Company's reportable segments for the six months ending June 30:

                                           REGIONAL        COMMUNITY        COMMERCIAL
                                            MALLS           CENTERS         PROPERTIES        OTHER           TOTAL
                                         -----------       ----------     ------------      ----------      ---------
1999                                     $    49,799       $   10,793      $     3,634      $      501      $  64,727
----
Total Revenues
Property Operating Expenses (1)               14,719            2,070              828              --         17,617
                                         -----------       ----------      -----------      ----------      ---------
Property NOI (2)                              35,080            8,723            2,806             501         47,110
Unallocated Expenses (3)                          --               --               --          30,855         30,855
Unallocated Minority Interest (4)                 --               --               --           3,676          3,676
Consolidated Net Income                           --               --               --              --         12,579
Additions to Real Estate Assets               21,048            4,820              746              74         26,688
Total Assets (5)                             610,582           83,785           31,119          20,980        746,466

1998
----
Total Revenues                             $  35,852       $    8,900      $     3,781      $      377      $  48,910
Property Operating Expenses (1)               10,489            1,898              748              --         13,135
                                           ---------       ----------      -----------      ----------      ---------
Property NOI (2)                              25,363            7,002            3,033             377         35,775
Unallocated Expenses (3)                          --               --               --          19,446         19,446
Unallocated Minority Interest (4)                 --               --               --           2,925          2,925
Consolidated Net Income                           --               --               --              --         13,404
Additions to Real Estate Assets               28,128            4,841              310              --         33,279
Total Assets (5)                             448,314           84,074           31,622           5,752        569,762

----------------------------
(1)Property operating expenses consist of operating, maintenance, real estate taxes and insurance as listed in the condensed consolidated statement of operations.
(2)Total revenues minus property operating expenses.
(3)Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the condensed consolidated statement of operations.
(4)Unallocated minority interest includes minority interest in income of consolidated partnerships and minority interest of the Operating Partnership Unitholders as listed in the condensed consolidated statement of operations.
(5)Unallocated  other   total   assets   include   cash,  corporate  offices,
   miscellaneous real estate and deferred financing costs.


7.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Price James, a consolidated partnership of the Operating Partnership, received a building appraised at $2,000 in exchange for accounts receivable of $43 and $1,957 for termination of a long-term ground lease which amount was recorded in minimum rents.

        Holders of the Operating Partnership`s common units elected to convert 200 and 125 common units having a recorded value of $2 and $1, respectively, into an equal number of common stock during the six months ended June 30, 1999 and 1998, respectively.

                                     JP REALTY, INC.
                              NOTES TO FINANCIAL STATEMENTS
                                       (UNAUDITED)
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


7.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED)

                                                                       JUNE 30,                       JUNE 30,
                                                                        1999                           1998
                                                                    --------------                ---------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions Accrued For Shareholders not Paid                            $ 8,184                        $ 7,910
Distributions Accrued For Unitholders not Paid                             $ 1,710                        $ 1,655


8.SUBSEQUENT EVENTS

  On July 21, 1999, the Operating Partnership borrowed $34,500 from its credit facility. The Operating Partnership used the proceeds to reduce the $95,000 notes secured by real estate to $61,223. This transaction unencumbered four regional mall properties.

  On July 28, 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units (the "Series B Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $95,000. The Company used the proceeds, less applicable transaction costs and expenses, to repay $90,000 in borrowings under the credit facility and increase operating cash. The Series B Preferred Units, which may be redeemed by the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances.

  On July 30, 1999, the Company borrowed $6,000 from the credit facility and used the proceeds to pay $5,905 on the $47,505 Spokane Valley Mall construction loan. The Company exercised the option to extend the construction loan to August 2001. The fee to extend the construction loan was $154.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

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

  The Company completed its initial public offering on January 21, 1994, and conducts all of its business operations through, and held as of June 30, 1999 an 81% controlling general partner interest in, Price Development Company, Limited Partnership (the "Operating Partnership").

  The Company's operations before depreciation were positively impacted by the August 1998 acquisition of NorthTown Mall as well as its development activities which added a combined 1,028,000 square feet of gross leasable area ("GLA") to the retail portfolio, 15,000 in March 1998, 491,000 in August 1998, and 522,000 in October 1998.

CHANGE IN REVENUE RECOGNITION POLICY

  On April 1, 1998, the Company stopped accruing revenues for percentage and overage rents based upon the adoption of Emerging Issues Task Force Issue 98-9. On January 1, 1999, the Company started accruing these revenues again on a straight-line basis and will continue to do so as allowed by the Emerging Issues Task Force in late 1998. Certain amounts in the 1998 financial statements have been restated to conform with the 1999 presentation.

RESULTS OF OPERATIONS

    COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998 (DOLLARS IN THOUSANDS)

  Total revenues for the six months ended June 30, 1999 increased $15,817 or 32% to $64,727 as compared to $48,910 in 1998. This increase is primarily attributable to a $12,092 or 34% increase in minimum rents to $48,169 as compared to $36,077 in 1998. Additionally, percentage and overage rents decreased $171 or 7% to $2,138 as compared to $2,309 in 1998. The decrease in percentage and overage rents is primarily the result of changes in estimates for the six months and changes in leases made with tenants.

  The August 1998 acquisition of NorthTown Mall, the August expansion of Boise Towne Square, the October 28, 1998 opening of Provo Towne Centre, and the October 1998 addition of Sears to Red Cliffs Mall and Sears Tire and Battery to Red Cliffs Plaza, contributed $8,462 to the minimum rent increase and $308 to percentage and overage rents. Minimum rents increased $1,957 from a non-cash transaction in which a consolidated partnership of the Operating Partnership received a building in exchange for cancellation of a long-term ground lease. The remaining $1,673 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

  Revenues recognized from straight-line rents were $623 in 1999 and $369 in 1998.

  Recoveries from tenants increased $3,794 or 37% to $13,927 as compared to $10,133 in 1998. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $2,940 or 38% and $1,542 or 29% respectively. The acquisition of NorthTown Mall, the opening of Provo Towne Centre and the expansion of Boise Towne Square contributed $2,734 to recoveries from tenants, $2,642 to property operating expenses, including operating and maintenance, and $1,120 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 79% in 1999 compared to 77% in 1998.

   Depreciation and amortization increased $3,975 or 46% to $12,625 as compared to $8,650 in 1998. This increase is primarily due to the acquisition of the NorthTown Mall, changes in asset lives on certain tenant improvements and the increase in newly developed GLA.

  Interest expense increased $6,903 or 89% to $14,699 as compared to $7,796 in 1998. This increase resulted from additional borrowings used to acquire NorthTown Mall and newly constructed GLA and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $1,039 in 1999 as compared to $1,980 in 1998.

    COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 1998 (DOLLARS IN THOUSANDS)

      Total revenues for the three months ended June 30, 1999 increased $7,331 or 30% to $31,738 as compared to $24,407 in 1998. This increase is primarily attributable to a $5,049 or 28% increase in minimum rents to $23,215 as compared to $18,166 in 1998. Additionally, percentage and overage rents decreased $103 or 8% to $1,136 as compared to $1,239 in 1998. The decrease in percentage and overage rents is primarily the result of changes in estimates for the three months and changes in leases made with tenants.

      The August 1998 acquisition of NorthTown Mall, the August expansion of Boise Towne Square, the October 28, 1998 opening of Provo Towne Centre, and the October 1998 addition of Sears to Red Cliffs Mall and Sears Tire and Battery to Red Cliffs Plaza, contributed $4,098 to the minimum rent increase and $196 to percentage and overage rents. The remaining $951 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

      Revenues recognized from straight-line rents were $343 in 1999 and $185 in 1998.

      Recoveries from tenants increased $2,366 or 49% to $7,159 as compared to $4,793 in 1998. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $1,660 or 45% and $874 or 33%, respectively. The acquisition of NorthTown Mall, the opening of Provo Towne Centre and the expansion of Boise Towne Square contributed $1,470 to recoveries from tenants, $1,358 to property operating expenses, including operating and maintenance, and $530 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 81% in 1999 compared to 76% in 1998.

      Depreciation and amortization increased $2,209 or 48% to $6,787 as compared to $4,578 in 1998. This increase is primarily due to the acquisition of the NorthTown Mall, changes in asset lives on certain tenant improvements and the increase in newly developed GLA.

      Interest expense increased $3,502 or 91% to $7,340 as compared to $3,838 in 1998. This increase resulted from additional borrowings used to acquire NorthTown Mall and newly constructed GLA and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $534 in 1999 as compared to $1,107 in 1998.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), JP Realty, Inc. is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. During the quarter ended June 30, 1999, the Company declared a distribution of $.465 per share payable July 20, 1999 to the shareholders of record as of July 8, 1999.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of June 30, 1999, the Company's cash and restricted cash amounted to approximately $8.9 million. In addition to its cash and restricted cash, unused capacity under its credit facility at June 30, 1999, totaled $102.4 million.

      The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the credit facility.

      The  Company's  principal  long-term  liquidity requirements will be  the repayment of the $95 million mortgage debt, which matures in 2001, the repayment of the $100 million senior notes principal payable at $25 million a year starting in March 2005, the repayment of the $83.9 million first mortgage, which requires a balloon payment of approximately $74.1 million in September 2008, and the repayment of outstanding balances under the $200 million credit facility and the repayment of principal on the Spokane Valley Mall and Provo Town Centre construction loans of approximately $47.5 million and $37.2 million due October 2000, August 2001 and July 2001, respectively. On July 30, 1999, the Company paid $5.9 million of principal on the Spokane Valley Mall construction loan and exercised the option to extend the repayment of the remaining balance to August 2001. On July 21, 1999, the Company used proceeds from the credit facility to reduce the $95 million mortgage debt to $61.2 million and unencumbered four mall properties.

      The Operating Partnership is continuing the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership, Provo Mall Development Company, Ltd. On September 4, 1998, Provo Mall Development Company, Ltd. entered into a $50 million construction loan facility to meet its development and construction needs regarding the Provo project. The construction loan facility is guaranteed by the Operating Partnership. The Provo project has incurred costs of approximately $71.7 million as of June 30, 1999, which have been funded from the Company's credit facilities and the construction loan facility. As of June 30, 1999, borrowings on the construction loan facility were approximately $37.2 million. This property will also represent a future long-term capital need for the Company, as the total costs of the project are estimated to be approximately $77 million. The Company expects to fund this project through advances under its credit facility in combination with its construction loan facility. Provo Towne Centre opened October 28, 1998 and contains approximately 723,300 square feet of total GLA. The mall is currently developing a sixteen-screen Cinemark Theater which will add approximately 74,000 square feet of additional GLA to the mall and is expected to open in the fourth quarter 1999.

      The Company is constructing a new regional mall at Sierra Vista, Arizona. The project is expected to be completed in October 1999 and will add approximately 367,000 square feet of total GLA. The construction costs have been financed with the credit facility. The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the credit facilities together with equity and debt offerings and individual property financing. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

      On April 23, 1999, the Operating Partnership issued 510,000, Series A 8.75% cumulative redeemable preferred units in a private placement. The units represent a limited partnership interest (the "Series A Preferred Units") with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds of $12.8 million, less applicable transaction costs and expenses, for the partial repayment of borrowings outstanding under the credit facility. On July 28, 1999, the Operating Partnership issued 3.8 million
Series B 8.95% cumulative redeemable perpetual preferred units in a private placement. The units represent a limited partnership interest (the "Series B Preferred Units") with a liquidation value of twenty-five dollars per unit. The Company used the contribution proceeds of $95 million, less applicable transaction  costs  and expenses,  for  the  partial  repayment  of  borrowings outstanding under the credit facility and increase in operating cash. Quarterly distributions to the Series A and Series B Preferred unitholders are due on the last day of each March, June, September and December.

      On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the credit facility.

      The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a conservative ratio of debt-to-total market capitalization. The Company's ratio of debt-to-total market capitalization was approximately 51% at June 30, 1999.

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

      The Company believes that the identification of the Company's non-IT systems which may be impacted by the Y2K problem, including those relating to property management (e.g. alarm systems and HVAC systems) has been completed, and that modifications, validation and implementation of necessary changes will be completed during 1999.

      The Company is also identifying third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on its financial position or operating results. Third parties include energy and utility suppliers, creditors, service and product suppliers and the Company's significant tenants. These relationships, especially those associated with certain suppliers and tenants, are material to the Company and a Y2K failure for one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company continues to make inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will be on-going throughout the current year.

      The Company currently estimates that the costs to address Y2K issues, which through June 30, 1999 totaled approximately $70,000, will not exceed $200,000. Costs include incremental salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated with addressing Y2K issues. These costs will be expensed as incurred or, in the case of equipment or software replacement, will be capitalized and depreciated over the expected useful life. The Company recognizes that the total cost estimate is likely to increase as it completes its assessment of non-IT systems. The Company is not currently able to reasonably estimate the ultimate cost to be incurred for the assessment, remediation, upgrade, replacement and testing of its impacted non-IT systems.

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

      The statements contained in this Quarterly Report of Form 10-Q that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, budgets, estimates, contemplations and Y2K compliance. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, law and regulations, the availability of acceptable financing, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development, redevelopment or expansion of properties and unexpected developments surrounding the Y2K issues.

ITEM 3. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in
        -----------------------------------------------------------
        Thousands)

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

      The Company uses long-term and medium-term debt as a source of capital. On June 30, 1999, the Company had $296,445 of fixed rate debt, which consisted of $100,000 unsecured public bonds and $196,445 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The average rate of interest on the fixed rate debt is 6.9%. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Company does not have any fixed rate debt maturing in 1999.

      The Company's credit facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. At June 30, 1999, the Company had approximately $172,840 in outstanding variable rate debt. If the interest rate for the Company's variable rate debt increased or decreased by 1% during 1999, the Company's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,728.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An Annual Meeting of Stockholders was held on May 5, 1999 in Salt Lake City, Utah. At the Annual Meeting, the stockholders voted to elect seven directors to serve on the Company's Board of Directors until the 2000 Annual Meeting of Stockholders and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

      The following votes were cast by the stockholders of the Company with respect to the election of directors named in the Proxy Statement:

                                                       SHARES
                                                        VOTED                       SHARES
                                                         FOR                       WITHHELD
                                                      ----------                  ----------
Mr. John Price                                        15,606,815                     463,300
Mr. G. Rex Frazier                                    15,607,238                     462,877
Mr. Warren P. King                                    15,611,368                     458,747
Mr. James A. Anderson                                 15,700,407                     369,708
Mr. Sam W. Souvall                                    15,596,326                     473,789

      In addition, Messrs. Albert Sussman and Allen P. Martindale were unanimously elected to serve as directors by the holder of the Company's 200,000 shares of Price Group Stock.

      The following votes were cast by the stockholders with respect to the resolution to ratify the Board of Director's appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for he fiscal year ending December 31, 1999.

                        SHARES                     SHARES
                        VOTED                       VOTED                     SHARES
                         FOR                       AGAINST                   ABSTAINED
                        ----------               -----------              -------------

                        16,101,571                    27,311                    194,233

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

3.1                         Articles of Amendment and Restatement of the Company (3(a))*
3.2                         Amended and Restated Bylaws of the Company (3(b)){**}
3.3                         Articles Supplementary of the Company relating to the 8.75% Series A
                            Cumulative Redeemable Preferred Stock
3.4                         Articles Supplementary of the Company relating to the 8.95% Series B
                            Cumulative Redeemable Preferred Stock
4.1                         Specimen of Common Stock Certificate (4){*}
10.1                        Second Amended and Restated Agreement of Limited Partnership of Price
                            Development Company, Limited Partnership
10.2                        Agreement of Limited Partnership of Price Financing Partnership, L.P.
                            (10(b)){*}
10.3                        Loan Agreements related to Mortgage Debt and related documents (10(c)){*}
               i)           Deed of Trust, Mortgage, Security Agreement and Assignment of Leases
                            and Rents of Price Financing Partnership, L.P.
               ii)          Intentionally Omitted
               iii)         Indenture between Price Capital Corp. and a Trustee
               iv)          Limited Guarantee Agreement (Guarantee of Collection) for outside investors
               v)           Limited Guarantee Agreement (Guarantee of Collection) for Price Group
                            Investors
               vi)          Cash Collateral Account Security, Pledge and Assignment Agreement among
                            Price Financing Partnership, L.P., Price Capital Corp. and Continental
                            Bank N.A.
               vii)         Note Issuance Agency Agreement between Price Capital Corp. and Price
                            Financing Partnership, L.P.
               viii)        Management and Leasing Agreement among Price Financing Partnership,
                            L.P. and Price Development Company, Limited Partnership
               ix)          Assignment of Management and Leasing Agreement of Price Financing
                            Partnership, L.P.
10.4                        Employment and Non-Competition Agreement between the Company and John
                            Price (10(d)){*}
10.5                        Indemnification Agreement for Directors and Officers (10(f)){*}
10.6                        Registration Rights Agreement among the Company and the Limited
                            Partners of Price Development Company, Limited Partnership (10(g)){*}
10.7                        Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development
                            Company, Limited Partnership{***}
10.8                        Exchange Agreement among the Company and the Limited Partners of Price
                            Development Company, Limited Partnership (10(g)){*}
10.9                        1993 Stock Option Plan (10(I)){*}
10.10                       Amendment to Groundlease between Price Development Company and Alvin
                            Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985.
                            (Groundlease for Plaza 9400) (10(j)){*}
10.11                       Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions,
                            dated September 24, 1979.  (Groundlease for Anaheim Plaza) (10(k)){*}
10.12                       Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto.
                            (Groundlease for Fort Union Plaza) (10(l)){*}

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.13                       Lease Agreement between Advance Management Corporation and Price
                            Rentals, Inc. and dated August 1, 1975 and Amendments thereto.
                            (Groundlease for Price Fremont) (10(m)){*}
10.14                       Groundlease between Aldo Rossi and Price Development Company, Dated
                            June 1, 1989, and related documents.  (Groundlease for Halsey Crossing)
                            (10(n)){*}
10.15                       Loan Agreements related to 1995 Credit Facility{ ***}
               i)           Credit Agreement, dated March 8, 1995, between Price Development
                            Company, Limited Partnership and Lexington Mortgage Company
               ii)          Note dated March 8, 1995
               iii)         Guaranty of Payment dated March 8, 1995 between the Company and
                            Lexington Mortgage Company
               iv)          Cash Collateral Account Security, Pledge and Assignment Agreement dated
                            March 8, 1995 between Price Development Company, Limited Partnership,
                            Bank One, Utah, N.A. and Lexington Mortgage Company
               v)           Amended and Restated Credit Agreement dated June 29, 1995 between Price
                            Development Company, Limited Partnership, Merrill Lynch Mortgage
                            Capital, Inc. and Capital Market Assurance Corporation
               vi)          Amendment to Cash collateral Account, Security, Pledge and Assignment
                            Agreement dated June 29, 1995
               vii)         Reaffirmation of Guaranty dated June 29, 1995
10.16                       First Amendment to Second Amended and Restated Agreement of Limited
                            Partnership of Price Development Company, Limited Partnership
10.17                       Second Amendment to Second Amended and Restated Agreement of Limited
                            Partnership of Price Development Company, Limited Partnership
27.                         Financial Data Schedule

* Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and is incorporated herein by reference.
*** Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

               (b)          Current Reports on FORM 8-K
                            None

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        JP REALTY, INC.
                                                                       (Registrant)



            August 12, 1999                                             /s/ G. Rex Frazier
---------------------------------------                                 --------------------------
                (Date)                                                  G. Rex Frazier
                                                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                                                        AND DIRECTOR


            August 12, 1999                                             /s/ M. Scott Collins
---------------------------------------                                 --------------------------
                (Date)                                                  M. Scott Collins
                                                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                                                        (PRINCIPAL FINANCIAL
                                                                        & ACCOUNTING OFFICER)

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

3.1                         Articles of Amendment and Restatement of the Company (3(a))*
3.2                         Amended and Restated Bylaws of the Company (3(b)){**}
3.3                         Articles Supplementary of the Company relating to the 8.75% Series A
                            Cumulative Redeemable Preferred Stock
3.4                         Articles Supplementary of the Company relating to the 8.95% Series B
                            Cumulative Redeemable Preferred Stock
4.1                         Specimen of Common Stock Certificate (4){*}
10.1                        Second Amended and Restated Agreement of Limited Partnership of Price
                            Development Company, Limited Partnership
10.2                        Agreement of Limited Partnership of Price Financing Partnership, L.P.
                            (10(b)){*}
10.3                        Loan Agreements related to Mortgage Debt and related documents (10(c)){*}
               i)           Deed of Trust, Mortgage, Security Agreement and Assignment of Leases
                            and Rents of Price Financing Partnership, L.P.
               ii)          Intentionally Omitted
               iii)         Indenture between Price Capital Corp. and a Trustee
               iv)          Limited Guarantee Agreement (Guarantee of Collection) for outside investors
               v)           Limited Guarantee Agreement (Guarantee of Collection) for Price Group
                            Investors
               vi)          Cash Collateral Account Security, Pledge and Assignment Agreement among
                            Price Financing Partnership, L.P., Price Capital Corp. and Continental
                            Bank N.A.
               vii)         Note Issuance Agency Agreement between Price Capital Corp. and Price
                            Financing Partnership, L.P.
               viii)        Management and Leasing Agreement among Price Financing Partnership,
                            L.P. and Price Development Company, Limited Partnership
               ix)          Assignment of Management and Leasing Agreement of Price Financing
                            Partnership, L.P.
10.4                        Employment and Non-Competition Agreement between the Company and John
                            Price (10(d)){*}
10.5                        Indemnification Agreement for Directors and Officers (10(f)){*}
10.6                        Registration Rights Agreement among the Company and the Limited
                            Partners of Price Development Company, Limited Partnership (10(g)){*}
10.7                        Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development
                            Company, Limited Partnership{***}
10.8                        Exchange Agreement among the Company and the Limited Partners of Price
                            Development Company, Limited Partnership (10(g)){*}
10.9                        1993 Stock Option Plan (10(I)){*}
10.10                       Amendment to Groundlease between Price Development Company and Alvin
                            Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985.
                            (Groundlease for Plaza 9400) (10(j)){*}
10.11                       Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions,
                            dated September 24, 1979.  (Groundlease for Anaheim Plaza) (10(k)){*}
10.12                       Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto.
                            (Groundlease for Fort Union Plaza) (10(l)){*}



                                 EXHIBIT INDEX
EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.13                       Lease Agreement between Advance Management Corporation and Price
                            Rentals, Inc. and dated August 1, 1975 and Amendments thereto.
                            (Groundlease for Price Fremont) (10(m)){*}
10.14                       Groundlease between Aldo Rossi and Price Development Company, Dated
                            June 1, 1989, and related documents.  (Groundlease for Halsey Crossing)
                            (10(n)){*}
10.15                       Loan Agreements related to 1995 Credit Facility{ ***}
               i)           Credit Agreement, dated March 8, 1995, between Price Development
                            Company, Limited Partnership and Lexington Mortgage Company
               ii)          Note dated March 8, 1995
               iii)         Guaranty of Payment dated March 8, 1995 between the Company and
                            Lexington Mortgage Company
               iv)          Cash Collateral Account Security, Pledge and Assignment Agreement dated
                            March 8, 1995 between Price Development Company, Limited Partnership,
                            Bank One, Utah, N.A. and Lexington Mortgage Company
               v)           Amended and Restated Credit Agreement dated June 29, 1995 between Price
                            Development Company, Limited Partnership, Merrill Lynch Mortgage
                            Capital, Inc. and Capital Market Assurance Corporation
               vi)          Amendment to Cash collateral Account, Security, Pledge and Assignment
                            Agreement dated June 29, 1995
               vii)         Reaffirmation of Guaranty dated June 29, 1995
10.16                       First Amendment to Second Amended and Restated Agreement of Limited
                            Partnership of Price Development Company, Limited Partnership
10.17                       Second Amendment to Second Amended and Restated Agreement of Limited
                            Partnership of Price Development Company, Limited Partnership
27.                         Financial Data Schedule

------------------------------------
* Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and is incorporated herein by reference.
*** Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.