Form 10-Q
period 1999-09-30
JP REALTY INC
filed 1999-11-12
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549


                          FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to __________

                           Commission file number 1-12560



                                  JP REALTY, INC.
                                  ---------------
               (Exact name of registrant as specified in its charter)

                      MARYLAND                                                                  87-0515088
                      --------                                                                  ----------
              (State of incorporation)                                             (I.R.S. Employer Identification No.)

                 35 CENTURY PARK-WAY
             SALT LAKE CITY, UTAH  84115                                                      (801) 486-3911
             ---------------------------                                                       -------------
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

   17,350,847 Shares of Common Stock were outstanding as of November 11, 1999

                                   JP REALTY, INC.
                                      FORM 10-Q


                                        INDEX

PART I:  FINANCIAL INFORMATION                                                                        PAGE
------------------------------                                                                        ----
Item 1.     Financial Statements                                                                         3
--------------------------------
            Condensed Consolidated Balance Sheet as of September 30, 1999
            and December 31, 1998                                                                        4
            Condensed Consolidated Statement of Operations for the Three Months
            and Nine Months ended September 30, 1999 and 1998                                            5
            Condensed Consolidated Statement of Cash Flows for the
            Nine Months ended September 30, 1999 and 1998                                                6
            Notes to Financial Statements                                                                7
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                         12
Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                  16

PART II:  OTHER INFORMATION
---------------------------
Item 1.     Legal Proceedings                                                                           17
Item 2.     Changes in Securities and Use of Proceeds                                                   17
Item 3.     Defaults Upon Senior Securities                                                             17
Item 4.     Submission of Matters to a Vote of Security Holders                                         17
Item 5.     Other Information                                                                           17
Item 6.     Exhibits and Reports on Form 8-K                                                            17

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of JP Realty, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1999 and the six months ended June 30, 1999 and Annual Report on Form 10-K for the year ended December 31, 1998, including the financial statements and notes thereto.

                                    JP REALTY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                            (UNAUDITED)
                                                                             ---------
                                                                           SEPTEMBER 30,               DECEMBER 31,
                                                                               1999                       1998
                                                                          ---------------            ---------------
ASSETS
Real Estate Assets, Including Assets Under Development
 of $34,405 and $28,073                                                   $       858,336            $       815,756
 Less:  Accumulated Depreciation                                                 (129,452)                  (114,136)
                                                                          ---------------            ---------------
    Net Real Estate Assets                                                        728,884                    701,620
Cash                                                                                3,717                      5,123
Restricted Cash                                                                     4,012                      3,605
Other Assets                                                                       21,443                     22,807
                                                                          ---------------            ---------------
                                                                          $       758,056            $       733,155
                                                                          ===============            ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings                                                                $       393,443            $       472,990
Accounts Payable and Accrued Expenses                                              17,804                     20,411
Distributions Payable                                                               9,895                         --
Other Liabilities                                                                     815                        798
                                                                          ---------------            ---------------
                                                                                  421,957                    494,199
                                                                          ---------------            ---------------
Minority Interest                                                                 137,723                     34,010
                                                                          ---------------            ---------------
Commitments and Contingencies
Shareholders' Equity
  8.75% Series A Cumulative Redeemable Preferred Stock,
   $.0001 par value, liquidation preference $25.00 per share,
   510,000 shares authorized, none issued or outstanding                               --                         --
  8.95% Series B Cumulative Redeemable Preferred Stock,
   $.0001 par value, liquidation preference $25.00 per share,
   3,800,000 shares authorized, none issued or outstanding                             --                         --
  Series A Junior Participating Preferred Stock, $.0001 per share
   3,060,000 shares authorized, none issued or outstanding                             --                         --
  Common Stock, $.0001 par value, 117,430,000 shares
    authorized, 17,440,747 shares and 17,440,547 shares
    issued and outstanding at September 30, 1999 and
    December 31, 1998, respectively                                                     2                          2
  Price Group Stock, $.0001 par value, 200,000 shares
    authorized, issued and outstanding                                                 --                         --
  Excess Stock, 75,000,000 shares authorized,
    none issued or outstanding                                                         --                         --
  Additional Paid-in Capital                                                      233,074                    233,061
  Accumulated Distributions in Excess of Net Income                               (34,700)                   (28,117)
                                                                          ---------------            ---------------
                                                                                  198,376                    204,946
                                                                          ---------------            ---------------
---------            ---------------
                                                                                  198,376                    204,946
                                                                          ---------------            ---------------
                                                                          $       758,056            $       733,155
                                                                          ===============            ===============

                                   JP REALTY, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                     -------------------------------        ---------------------------------
                                                         1999               1998                 1999                1998
                                                     -----------        ------------        -------------       -------------
Revenues
  Minimum Rents                                      $    23,316        $     19,976        $      71,486       $      56,053
  Percentage and Overage Rents                             1,088               1,180                3,226               3,489
  Recoveries from Tenants                                  7,785               6,523               21,712              16,656
  Interest                                                   147                 103                  431                 297
  Other                                                       62                 176                  271                 373
                                                     -----------        ------------        -------------       -------------
                                                          32,398              27,958               97,126              76,868
                                                     -----------        ------------        -------------       -------------
Expenses
  Operating and Maintenance                                5,881               4,863               16,660              12,701
  Real Estate Taxes and Insurance                          3,398               2,994               10,236               8,291
  General and Administrative                               1,535               1,501                5,067               4,501
  Depreciation                                             5,674               4,639               17,116              12,203
  Amortization of Deferred Financing Costs                   400                 402                1,238               1,146
  Amortization of Deferred Leasing Costs                     137                 162                  482                 504
  Interest                                                 6,324               5,563               21,023              13,359
                                                     -----------        ------------        -------------       -------------
                                                          23,349              20,124               71,822              52,705
                                                     -----------        ------------        -------------       -------------
                                                           9,049               7,834               25,304              24,163
Minority Interest in Loss (Income)
 of Consolidated Partnerships                                243                 (68)                (613)               (205)
Gain on Sale of Real Estate                                   --                 234                   --                 234
                                                     -----------        ------------        -------------       -------------
Income Before Minority Interest of the
Operating Partnership Unitholders and
Extraordinary Item                                         9,292               8,000               24,691              24,192
Minority Interest of the Operating
Partnership Unitholders                                   (3,099)             (1,376)              (5,920)             (4,164)
                                                     -----------        ------------        -------------       -------------
Net Income Before Extraordinary Item                       6,193               6,624               18,771              20,028
Extraordinary Item - Loss on
Extinguishment of Debt,
 Net of Minority Interest of the
Operating Partnership Unitholders                           (801)                 --                 (801)                 --
                                                     -----------        ------------        -------------       -------------
Net Income                                           $     5,392        $      6,624        $      17,970       $      20,028
                                                     ===========        ============        =============       =============
Basic Earnings Per Share
 Income Before Extraordinary Item                    $      0.35        $       0.38        $        1.06       $        1.14
 Extraordinary Item                                        (0.04)                 --                (0.04)                 --
                                                     -----------        ------------        -------------       -------------
 Net Income                                          $      0.31        $       0.38        $        1.02       $        1.14
                                                     ===========        ============        =============       =============
Diluted Earnings Per Share
 Income Before Extraordinary Item                    $      0.35        $       0.37        $        1.06       $        1.13
 Extraordinary Item                                        (0.04)                 --                (0.04)                 --
                                                     -----------        ------------        -------------       -------------
 Net Income                                          $      0.31        $       0.37        $        1.02       $        1.13
                                                     ===========        ============        =============       =============
Basic Weighted Average Number
 of Common Shares                                         17,641              17,619               17,641              17,617
Add:  Dilutive Effect of Stock Options                        41                  89                   45                 120
                                                     -----------        ------------        -------------       -------------
Diluted Weighted Average Number of Common Shares          17,682              17,708               17,686              17,737
                                                     ===========        ============        =============       =============

                                    JP REALTY, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)


                                                                    For the Nine Months Ended
                                                                           September 30,
                                                               -----------------------------------
                                                                     1999                1998
                                                               ---------------      --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $        40,484      $       40,427
                                                               ---------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                               (44,015)           (184,075)
Proceeds from Sales of Real Estate Assets                                   --                 276
Increase in Restricted Cash                                               (407)             (1,394)
                                                               ---------------      --------------
    Net Cash Used in Investing Activities                              (44,422)           (185,193)
                                                               ---------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                74,516             260,977
Repayment of Borrowings                                               (154,063)            (99,432)
Proceeds from Stock Options Exercised                                       --                 546
Proceeds from Issuance of Preferred Units                              104,571                  --
Distributions to Preferred Unitholders                                  (2,025)                 --
Distributions to Minority Interest                                      (3,470)             (3,549)
Distributions to Shareholders                                          (16,368)            (15,820)
Deferred Financing Costs                                                  (629)             (2,190)
                                                               ---------------      --------------
    Net Cash Provided by Financing Activities                            2,532             140,532
                                                               ---------------      --------------

Net Decrease in Cash                                                    (1,406)             (4,234)
Cash, Beginning of Period                                                5,123               5,603
                                                               ---------------      --------------
Cash, End of Period                                            $         3,717      $        1,369
                                                               ===============      ==============

                              See accompanying notes to financial statements.

                                 JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

      JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national, regional and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company's properties are owned and controlled by the Company through its 69% general partnership interest, as of September 30, 1999, in Price Development Company, Limited Partnership (the "Operating Partnership").

      The interim financial data for the three and nine months ended September 30, 1999 and 1998, is unaudited; however, in the opinion of the Company's management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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


2.    BORROWINGS

                                                                            SEPTEMBER 30,
                                                                                1999
                                                                            ---------------

Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                  $       100,000
Mortgage payable, secured by real estate; interest at 6.68%,
 due in 2008                                                                         83,667
Notes, secured by real estate; interest at 6.37%, due in 2001                        61,223
Credit facility, unsecured; weighted average interest at  6.02%
 during 1999, due in 2000                                                            49,100
Construction loan, secured by real estate; interest at 6.94%
 as of September 30, 1999, due in 2001                                               41,600
Construction loan, secured by real estate; interest at 6.94%
 as of September 30, 1999, due in 2001                                               40,466
Mortgage payable, secured by real estate; interest at 8.5%,
 due in 2000                                                                         12,254
Other notes payable, secured by real estate; interest ranging
 from 7.0% to 9.99%, maturing 2000 to 2095                                            5,133
                                                                            ---------------
                                                                            $       393,443
                                                                            ===============


  On October 16, 1997, the Operating Partnership obtained a $150,000 three year unsecured credit facility (the "Credit Facility") from a group of banks. On December 18, 1997, the amount was increased to $200,000. The facility has a three year term and bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank group. The facility is used for general corporate purposes including development, working capital, equity investments, repayment of indebtedness and/or amortization payments. The facility contains restrictive covenants including limitations on the amount of secured and unsecured debt, and requires the Operating Partnership to maintain certain financial ratios. At September 30, 1999, the Operating Partnership was in compliance with all of these covenants.

  The 100,000 notes have an interest rate of 7.29% payable semi annually on March 11th and September 11th of each year. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%.

  For the nine months ended September 30, 1999, draws totaling $12,916 were made on the construction loan facility collateralized by Provo Towne Centre for development activities at the mall.

  On July 30, 1999, the Company borrowed $5,905 from the Credit Facility to reduce the principal outstanding on the Spokane Valley Mall construction loan. The Company exercised the option to extend the construction loan to August 2001. The fee to extend the construction loan was $154.

  On July 21, 1999, the Operating Partnership borrowed $33,777 from its Credit Facility to reduce the notes secured by real estate from $95,000 to $61,223. This transaction unencumbered four regional mall properties. Deferred financing costs related to the reduction of the notes were written-off and direct expenses, including a prepayment penalty, make up the extraordinary loss of $801, net of minority interests of $184. Proceeds from the sale of cumulative redeemable preferred units of the Operating Partnership were used to pay down the amount outstanding on the line of credit by $104,511.


3. PRO FORMA FINANCIAL INFORMATION

  The following unaudited pro forma summary financial information for the nine months ended September 30, 1999 and 1998, is presented as if the acquisition of NorthTown Mall (which occurred on August 6, 1998) and the issuance of Series A and Series B preferred units (Note 4) had been consummated as of January 1, 1998.

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                   ---------------------------------------
                                                                                        1999                     1998
                                                                                   ---------------          --------------

Total Revenues                                                                     $        97,126           $      85,183
Net Income                                                                         $        16,565           $      16,354
Basic Earnings Per Share                                                           $          0.94           $        0.93
Diluted Earnings Per Share                                                         $          0.94           $        0.92


  The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisition of NorthTown Mall and issuance of Series A and Series B preferred units been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.


4. MINORITY INTEREST

                                                                          SEPTEMBER 30,                DECEMBER 31,
                                                                              1999                         1998
                                                                          --------------             --------------

Preferred Unitholders                                                     $      104,571              $
                                                                                                                 --
Common Unitholders                                                                30,846                     32,267
Consolidated Partnerships                                                          2,306                      1,743
                                                                          --------------              -------------
                                                                          $      137,723              $      34,010
                                                                          ==============              =============


  In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units (the "Series A Preferred Units") with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $12,750. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $405, for the repayment of borrowings outstanding under the Credit Facility. The Series A Preferred Units, which may be redeemed by the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009 or earlier under certain circumstances.

  In July 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units (the "Series B Preferred Units") with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $95,000. The Company used the proceeds, less applicable transaction costs and expenses of $2,774, to repay $90,000 in borrowings under the Credit Facility and increase operating cash. The Series B Preferred Units, which may be redeemed by the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009 or earlier under certain circumstances.

  The Operating Partnership makes quarterly distributions to the holders of the Series A and Series B Preferred Units on the last day of each March, June, September and December. For the nine months ended September 30, 1999 aggregate distributions on the Series A and Series B Preferred Units were $490 and $1,535, respectively.


5.    SHAREHOLDERS' EQUITY

      The following table summarizes changes in shareholders' equity since December 31, 1998:

                                                                                                 ACCUMULATED
                                                                                ADDITIONAL       DISTRIBUTIONS
                                                               COMMON            PAID-IN         IN EXCESS OF
                                                SHARES*         STOCK            CAPITAL          NET INCOME          TOTAL
                                              ----------     ------------      ------------     ---------------     -----------
Shareholders' Equity at December 31, 1998     17,640,547     $          2      $    233,061     $      (28,117)     $   204,946
Stock Option Compensation                             --               --                11                 --               11
Issued Shares Common Stock -
  Operating Partnership Units                        200               --                 2                 --                2
Converted
Net Income for the Period                             --               --                --             17,970           17,970
Distributions Paid                                    --               --                --            (16,368)         (16,368)
Distributions Accrued                                 --               --                --             (8,185)          (8,185)
                                             -----------     ------------      ------------     --------------      -----------
Shareholders' Equity at September 30, 1999    17,640,747     $          2      $    233,074     $      (34,700)     $   198,376
                                             ===========     ============      ============     ==============      ===========

  --------------------------------
     *  Includes 200,000 outstanding shares of Price Group Stock


6.    SHAREHOLDERS' RIGHTS PLAN

      In August 1999, the Company adopted a shareholders' rights plan declaring a dividend of one right for each share of the Company's Common Stock outstanding on or after August 18, 1999. Pursuant to the plan, each right will entitle holders of the Company's Common Stock to buy one unit (a "Unit") of Series A Junior participating preferred stock (the "Junior Preferred Stock") at an exercise price of seventy dollars. Each Unit will have substantially the same economic and voting rights as one share of Common Stock. The rights will be exercisable, and will detach from the Common Stock only (A) if a person or group (i) acquires 15% or more of the outstanding shares of the Company's Common Stock; (ii) announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of the outstanding shares of the Company's Common Stock; (iii) is declared by the Board of Directors to be an Adverse Person (as defined in the plan) if such person or group beneficially owns 10% or more of the outstanding shares of the Company's Common Stock; or, (iv) acquires beneficial ownership of 40% or more of the outstanding shares of the Company's Common Stock; or, (B) upon the occurrence of certain events involving a consolidation, merger or sale or transfer of assets or earning power of the Company. Upon the occurrence of certain triggering events, each right will entitle the holder (other than the acquiring person or group) to purchase Units (or, in certain circumstances, common stock of the acquiring person or group) to purchase Units (or, in certain circumstances, common stock of the acquiring person) with a value of twice the exercise price of the rights upon payment of the exercise price. In connection with the rights plan 3,060,000 shares of Junior Preferred Stock were reserved for issuance. The new rights are redeemable by the Company under certain circumstances at $.0001 per right and will expire, unless earlier redeemed, on August 11, 2009.


7.    SEGMENT INFORMATION

      In 1998, the Company adopted SFAS No. 131. The prior years' information has been restated to present the Company's three reportable segments:
(1)regional malls, (2)community centers, and (3)commercial properties in conformity with SFAS No. 131.

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

      At September 30, 1999, the regional mall segment consisted of 17 regional malls in seven states containing approximately 9,810,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 296,000 to 1,171,000 square feet of total GLA.

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

      The table below presents information about the Company's reportable segments for the nine months ending September 30:

                                               REGIONAL         COMMUNITY         COMMERCIAL
                                                 MALLS           CENTERS          PROPERTIES          OTHER           TOTAL
                                              ----------        ----------       ------------      ----------     ------------
1999
----
Total Revenues                                $   75,406        $   15,391       $      5,540       $      789     $     97,126
Property Operating Expenses (1)                  (22,444)           (3,154)            (1,298)              --          (26,896)
                                              ----------        ----------       ------------       ----------     ------------
Property NOI (2)                                  52,962            12,237              4,242              789           70,230
Unallocated Expenses (3)                              --                --                 --          (44,926)         (44,926)
Unallocated Minority Interest (4)                     --                --                 --           (6,533)          (6,533)
Unallocated Other (5)                                 --                --                 --             (801)            (801)
Consolidated Net Income                               --                --                 --               --           17,970
Additions to Real Estate Assets                   38,009             5,333                906               97           44,345
Total Assets (6)                                 627,669            84,073             30,968           15,346          758,056

                                               REGIONAL          COMMUNITY        COMMERCIAL
                                                 MALLS            CENTERS         PROPERTIES          OTHER           TOTAL
                                              ----------        ----------      -------------      ----------     ------------

1998
----
Total Revenues                                $   57,057        $  13,347        $      5,700       $     764      $    76,868
Property Operating Expenses (1)                  (16,749)          (3,031)             (1,212)             --          (20,992)
                                              ----------        ---------        ------------       ---------      -----------
Property NOI (2)                                  40,308           10,316               4,488             764           55,876
Unallocated Expenses (3)                              --               --                  --         (31,713)         (31,713)
Unallocated Minority Interest (4)                     --               --                  --          (4,369)          (4,369)
Unallocated Other (5)                                 --               --                  --             234              234
Consolidated Net Income                               --               --                  --              --           20,028
Additions (Deletions) to Real Estate             177,517           (2,545)                425           5,037          180,434
Assets
Total Assets (6)                                 594,483           76,461              31,219          12,919          715,082

-----------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance as listed in the condensed consolidated statement of operations.
(2)     Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the condensed consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships and minority interest of the Operating Partnership Unitholders as listed in the condensed consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate and loss on extinguishment of debt as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.


8.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Price James, a consolidated partnership of the Operating Partnership, received a building appraised at $2,000 in exchange for accounts receivable of $43 and $1,957 for termination of a long-term ground lease, which amount was recorded in minimum rents.

      Holders of the Operating Partnership's common units of limited partner interest elected to convert 200 and 285 common units having a recorded value of $2 and $3, respectively, into an equal number of shares of Common Stock during the nine months ended September 30, 1999 and 1998, respectively.

                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                           1999                             1998
                                                                       -------------                   -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions Accrued For Shareholders not Paid                        $       8,185                   $       7,911
Distributions Accrued For Unitholders not Paid                         $       1,710                   $       1,655


9.    SUBSEQUENT EVENTS

      On October 19, 1999, the Board of Directors of the Company authorized a common share repurchase program under which the Company is authorized to purchase up to $25,000 million of its currently outstanding common shares from time-to-time on the open market and in negotiated transactions. The Company as of September 30, 1999 had approximately 17.6 million common shares outstanding.

      On October 20, 1999, the Company held a grand opening of its newly developed regional mall in Sierra Vista, Arizona. The Mall at Sierra Vista added approximately 330,000 square feet of additional total GLA to the Company's existing portfolio.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The   following  discussion  should  be  read  in  conjunction  with  the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

      The Company is a fully integrated, self administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. The Company's existing portfolio consists of 51 properties, including 18 enclosed regional malls, 25 community centers, two freestanding retail properties and six mixed-use commercial properties.

      The Company completed its initial public offering on January 21, 1994, and conducts all of its business operations through, and held as of September 30, 1999, a 69% controlling general partner interest in, Price Development Company, Limited Partnership (the "Operating Partnership").

      The Company's operations before depreciation were positively impacted by the August 1998 acquisition of NorthTown Mall as well as its development activities. The development activities added a combined 1,028,000 square feet of total gross leasable area ("GLA") to the retail portfolio (15,000 in March 1998, 491,000 in August 1998, and 522,000 in October 1998).

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

RESULTS OF OPERATIONS

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (DOLLARS IN THOUSANDS)

      Total revenues for the nine months ended September 30, 1999 increased $20,258 or 26% to $97,126 as compared to $76,868 in 1998. This increase is primarily attributable to a $15,433 or 28% increase in minimum rents to $71,486 as compared to $56,053 in 1998. Additionally, percentage and overage rents decreased $263 or 8% to $3,226 as compared to $3,489 in 1998. The decrease in percentage and overage rents is primarily the result of changes in estimates for the nine months and changes in leases made with tenants.

      The August 1998 acquisition of NorthTown Mall, the August 1998 expansion of Boise Towne Square, the October 1998 opening of Provo Towne Centre, and the October 1998 addition of Sears to Red Cliffs Mall and Sears Tire and Battery to Red Cliffs Plaza contributed $10,912 to the minimum rent increase and $308 to percentage and overage rents. Minimum rents increased $1,957 from a non-cash transaction in which a consolidated partnership of the Operating Partnership received a building in exchange for cancellation of a long-term ground lease. The remaining $2,564 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

      Revenues recognized from straight-line rents were $1,052 in 1999 and $622 in 1998.

      Recoveries from tenants increased $5,056 or 30% to $21,712 as compared to $16,656 in 1998. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $3,959 or 31% and $1,945 or 23% respectively. The acquisition of NorthTown Mall, the opening of Provo Towne Centre and the expansion of Boise Towne Square contributed $3,617 to recoveries from tenants, $3,733 to property operating expenses (including operating and maintenance) and $1,460 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 81% in 1999 compared to 79% in 1998.

      Depreciation and amortization increased $4,983 or 36% to $18,836 as compared to $13,853 in 1998. This increase is primarily due to the acquisition of the NorthTown Mall, changes in asset lives on certain tenant improvements and the increase in newly developed GLA.

      Interest expense increased $7,664 or 57% to $21,023 as compared to $13,359 in 1998. This increase resulted from additional borrowings used to acquire NorthTown Mall and newly constructed GLA and a decrease in capitalized interest due to completed GLA. The reduction of borrowings outstanding, funded by the sale of cumulative redeemable preferred units of the Operating Partnership created a smaller percentage increase in interest expense. Interest capitalized on projects under development was $1,887 in 1999 as compared to $3,112 in 1998.

      The Company's controlling interest in the Operating Partnership decreased from 83% in 1998 to 69% in 1999. This decrease resulted primarily from the issuance of cumulative redeemable preferred units of the Operating Partnership in private placement sales. The income allocated to the minority interest of the Operating Partnership unitholders as a result of issuing these preferred units was $2,025.

      During 1999 the Company's borrowings secured by real estate were reduced by $33,777, which unencumbered four regional mall properties. Deferred financing costs related to the transaction were written-off and direct expenses, including a prepayment penalty, created an extraordinary loss of $801, net of minority interest of $184. There were no extraordinary losses in 1998.

    COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (DOLLARS IN THOUSANDS)

      Total revenues for the three months ended September 30, 1999 increased $4,440 or 16% to $32,398 as compared to $27,958 in 1998. This increase is primarily attributable to a $3,340 or 17% increase in minimum rents to $23,316 as compared to $19,976 in 1998. Additionally, percentage and overage rents decreased $92 or 8% to $1,088 as compared to $1,180 in 1998. The decrease in percentage and overage rents is primarily the result of changes in estimates for the three months and changes in leases made with tenants.

      The August 1998 acquisition of NorthTown Mall, the August 1998 expansion of Boise Towne Square, the October 1998 opening of Provo Towne Centre, and the October 1998 addition of Sears to Red Cliffs Mall and Sears Tire and Battery to Red Cliffs Plaza contributed $2,450 to the minimum rent increase. The remaining $890 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

      Revenues recognized from straight-line rents were $429 in 1999 and $253 in 1998.

      Recoveries from tenants increased $1,262 or 19% to $7,785 as compared to $6,523 in 1998. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $1,018 or 21% and $404 or 13%, respectively. The acquisition of NorthTown Mall, and the opening of Provo Towne Centre contributed $877 to recoveries from tenants, $1,091 to property operating expenses (including operating and maintenance) and $340 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 84% in 1999 compared to 83% in 1998.

      Depreciation and amortization increased $1,008 or 19% to $6,211 as compared to $5,203 in 1998. This increase is primarily due to the acquisition of the NorthTown Mall, changes in asset lives on certain tenant improvements and the increase in newly developed GLA.

      Interest expense increased $761 or 14% to $6,324 as compared to $5,563 in 1998. This increase resulted from additional borrowings used to acquire NorthTown Mall and newly constructed GLA and a decrease in capitalized interest due to completed GLA. The reduction of borrowings outstanding, funded by the sale of cumulative redeemable preferred units of the Operating Partnership, created a smaller percentage increase in interest expense. Interest capitalized on projects under development was $848 in 1999 as compared to $1,132 in 1998.

      The Company's controlling interest in the Operating Partnership decreased from 83% in 1998 to 72% in 1999. This decrease resulted primarily from the issuance of cumulative redeemable preferred units of the Operating Partnership in private placement sales. The income allocated to minority interest of the Operating Partnership unitholders as a result of issuing these preferred units was $1,814.

      During 1999 the Company's borrowings secured by real estate were reduced by $33,777, which unencumbered four regional mall properties. Deferred financing costs related to the transaction were written-off and direct expenses, including a prepayment penalty, created an extraordinary loss of $801, net of minority interest of $184. There were no extraordinary losses in 1998.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), JP Realty, Inc. is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. During the quarter ended September 30, 1999, the Company declared a distribution of $.465 per share payable October 19, 1999 to the shareholders of record as of October 7, 1999.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of September 30, 1999, the Company's cash and restricted cash amounted to approximately $7.7 million. In addition to its cash and restricted cash, unused capacity under the Credit Facility at September 30, 1999 totaled $141.4 million.

      The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Credit Facility.

      The Company's principal long-term liquidity requirements will be the repayment of the $61.2 million mortgage debt, which matures in 2001, the repayment of the $100 million senior notes principal payable at $25 million a year starting in March 2005, the repayment of the $83.7 million first mortgage, which requires a balloon payment of approximately $74.1 million in September 2008, the repayment of outstanding balances under the $200 million Credit Facility due October 2000, the repayment of $12.3 million first mortgage, which requires a balloon payment of approximately $11.9 million in October 2000, and the repayment of principal on the Spokane Valley Mall and Provo Town Centre construction loans of approximately $41.6 million and $40.5 million due August 2001 and July 2001, respectively.

      On October 20, 1999, the Company held a grand opening of its newly developed regional mall in Sierra Vista, Arizona. The Mall at Sierra Vista added approximately 330,000 square feet of additional total GLA to the Company's existing portfolio. The remaining construction costs for completion of the mall will be financed with the Credit Facility. Additional long-term capital needs of the Company relates to the expansion of NorthTown Mall, a regional mall in Spokane, Washington, through its consolidated partnership Price Spokane, Limited Partnership. The project is expected to be completed in the third quarter 2000 and will add approximately 100,000 square feet of GLA. Costs incurred on the NorthTown Mall expansion are approximately $4.9 million, which have been funded by the Credit Facility. Total costs for the project are expected to be approximately $17 million. The Company is currently involved in smaller expansion and renovation projects of its properties. The projects will be financed by the Credit Facility. The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the Credit Facility together with equity and debt offerings and individual property financing. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units in a private placement. Each unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds of approximately $12.8 million, less applicable transaction costs and expenses of approximately $0.4 million, for the partial repayment of borrowings outstanding under the Credit Facility. On July 28, 1999, the Operating Partnership issued 3,800,000 Series B 8.95% cumulative redeemable perpetual preferred units in a private placement. Each unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Company used the contribution proceeds of $95 million, less applicable transaction costs and expenses of approximately $2.8 million for the partial repayment of borrowings outstanding under the Credit Facility and increase in operating cash. Quarterly distributions to the Series A and Series B preferred unitholders are due on the last day of each March, June, September and December.

      On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%. Interest payments on the unsecured notes are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million on the unsecured notes are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility.

      The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a conservative ratio of debt-to-total market capitalization. The Company's ratio of debt-to-total market capitalization was approximately 45% at September 30, 1999.

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

      The Company has developed a comprehensive strategy for updating its systems for Y2K compliance. The Company's information technology ("IT") systems include software and hardware purchased from outside vendors, as well as in-house developed software. The Company is confident that vendor developed software and hardware has been made Y2K compliant through installing and compliance testing vendor-provided Y2K updates. In-house developed software has been identified and assessed. Modifications are being and will continue to be made as necessary to bring such software into Y2K compliance and validate such in-house developed compliance prior to the end of 1999.

      The Company believes that the identification of the Company's non-IT systems which may be impacted by the Y2K problem, including those relating to property management (e.g. alarm systems and HVAC systems) has been completed, and that modifications, validation and implementation of necessary changes will be completed prior to December 1999.

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

      The Company currently estimates that the costs to address Y2K issues, which through September 30, 1999 totaled approximately $100,000, will not exceed $200,000. Costs include incremental salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated with addressing Y2K issues. These costs will be expensed as incurred or, in the case of equipment or software replacement, will be capitalized and depreciated over the expected useful life.

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

      The Company uses long-term and medium-term debt as a source of capital. On September 30, 1999, the Company had $262,277,000 of fixed rate debt, which consisted of $100,000,000 unsecured public bonds and $162,277,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The average rate of interest on the fixed rate debt is 6.9%. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Company does not have any fixed rate debt maturing in 1999.

      The Company's Credit Facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. At September 30, 1999, the Company had approximately $131,166,000 in outstanding variable rate debt . If the interest rate for the Company's variable rate debt increased or decreased by 1% during 1999, the Company's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,312,000.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (A) EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
3.1               Articles of Amendment and Restatement of the Company (3(a)){*}
3.2               Amended and Restated Bylaws of the Company (3(b)){**}
3.3               Articles Supplementary of the Company relating to the 8.75% Series A Cumulative
                  Redeemable Preferred Stock{***}
3.4               Articles Supplementary of the Company relating to the 8.95% Series B Cumulative
                  Redeemable Preferred Stock{***}
3.5               Articles Supplementary of the Company relating to the election to be subject to
                  Title 3, Subtitle 8 of the Maryland General Corporation Law{****}
3.6               Articles Supplementary of the Company relating to the Series A Junior Preferred
                  Stock{****}
3.7               Amendment to the Bylaws of the Company{****}
4.1               Specimen of Common Stock Certificate (4){*}
10.1              Second Amended and Restated Agreement of Limited Partnership of Price
                  Development Company, Limited Partnership{***}
10.2              Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){*}
10.3              Loan Agreements related to Mortgage Debt and related documents (10(c)){*}
         i)       Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                  of Price Financing Partnership, L.P.
         ii)      Intentionally Omitted
         iii)     Indenture between Price Capital Corp. and a Trustee
         iv)      Limited Guarantee Agreement (Guarantee of Collection) for outside investors
         v)       Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
         vi)      Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                  Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
         vii)     Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                  Partnership, L.P.
         viii)    Management and Leasing Agreement among Price Financing Partnership, L.P. and
                  Price Development Company, Limited Partnership
         ix)      Assignment of Management and Leasing Agreement of Price Financing Partnership,
                  L.P.
10.4              Employment and Non-Competition Agreement between the Company and John Price
                  (10(d)){*}
10.5              Indemnification Agreement for Directors and Officers (10(f)){*}
10.6              Registration Rights Agreement among the Company and the Limited Partners of
                  Price Development Company, Limited Partnership (10(g)){*}
10.7              Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                  Partnership{*****}
10.8              Exchange Agreement among the Company and the Limited Partners of Price
                  Development Company, Limited Partnership (10(h)){*}
10.9              1993 Stock Option Plan (10(i)){*}
10.10             Amendment to Groundlease between Price Development Company and Alvin Malstrom as
                  Trustee and C.F. Malstrom, dated December 31, 1985.  (Groundlease for Plaza
                  9400) (10(j)){*}
10.11             Lease Agreement between The Corporation of the President of the Church of Jesus
                  Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
                  1979.  (Groundlease for Anaheim Plaza) (10(k)){*}
10.12             Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                  July 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort
                  Union Plaza) (10(l)){*}


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
10.13             Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                  and dated August 1, 1975 and Amendments thereto.  (Groundlease for Price
                  Fremont) (10(m)){*}
10.14             Groundlease between Aldo Rossi and Price Development Company, Dated September 1,
                  1989, and related documents.  (Groundlease for Halsey Crossing) (10(n)){*}
10.15             Loan Agreements related to 1995 Credit Facility{*****}
         i)       Credit Agreement, dated March 8, 1995, between Price Development Company,
                  Limited Partnership and Lexington Mortgage Company
         ii)      Note dated March 8, 1995
         iii)     Guaranty of Payment dated March 8, 1995 between the Company and Lexington
                  Mortgage Company
         iv)      Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8,
                  1995 between Price Development Company, Limited Partnership, Bank One, Utah,
                  N.A. and Lexington Mortgage Company
         v)       Amended and Restated Credit Agreement dated September 29, 1995 between Price
                  Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc.
                  and Capital Market Assurance Corporation
         vi)      Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement
                  dated September 29, 1995
         vii)     Reaffirmation of Guaranty dated September 29, 1995
10.16             First Amendment to Second Amended and Restated Agreement of Limited Partnership
                  of Price Development Company, Limited Partnership{***}
10.17             Second Amendment to Second Amended and Restated Agreement of Limited Partnership
                  of Price Development Company, Limited Partnership{***}
10.18             Third Amendment to Second Amended and Restated Agreement of Limited Partnership
                  of Price Development Company, Limited Partnership
10.19             Rights Agreement between the Company and Chase Mellon Shareholder Services,
                  L.L.C., as Rights Agent{****}
27.               Financial Data Schedule
------------------------
*       Documents were previously filed with the Company's Registration Statement
        on Form S-11,  File  No.  33-68844,  under  the  exhibit  numbered   in
        parenthetical, and are incorporated herein by reference.
**      Document was previously filed with the Company's Quarterly Report on Form
        10-Q for  the  quarter ended September 30, 1998 and is incorporated herein by reference.
***     Documents were  previously  filed  with the Company's Quarterly Report on
        Form 10-Q for the quarter ended June  30, 1999 and are incorporated herein by reference.
****    Documents were previously filed with Company's  Current Report on Form 8-
        K, dated August 13, 1999, and are incorporated herein by reference.
*****   Documents were previously filed with the Company's Annual Report of Form
        10-K for the year ended December 31, 1995 and are  incorporated  herein by reference.
               (b)          CURRENT REPORTS ON FORM 8-K
                            On August 13, 1999, the Company filed a current report on Form 8-K reporting under Item 5 the adoption of its shareholder rights plan.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        JP REALTY, INC.
                                                                        (Registrant)



            November 12, 1999                                           /s/ G. Rex Frazier
            -----------------                                           --------------------------
                (Date)                                                  G. Rex Frazier
                                                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                                                        AND DIRECTOR


            November 12, 1999                                            /s/ M. Scott Collins
            -----------------                                           --------------------------
                (Date)                                                  M. Scott Collins
                                                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                                                        (PRINCIPAL FINANCIAL
                                                                        & ACCOUNTING OFFICER)


                                 EXHIBIT INDEX
EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
3.1               Articles of Amendment and Restatement of the Company (3(a)){*}
3.2               Amended and Restated Bylaws of the Company (3(b)){**}
3.3               Articles Supplementary of the Company relating to the 8.75% Series A Cumulative
                  Redeemable Preferred Stock{***}
3.4               Articles Supplementary of the Company relating to the 8.95% Series B Cumulative
                  Redeemable Preferred Stock{***}
3.5               Articles Supplementary of the Company relating to the election to be subject to
                  Title 3, Subtitle 8 of the Maryland General Corporation Law{****}
3.6               Articles Supplementary of the Company relating to the Series A Junior Preferred
                  Stock{****}
3.7               Amendment to the Bylaws of the Company{****}
4.1               Specimen of Common Stock Certificate (4){*}
10.1              Second Amended and Restated Agreement of Limited Partnership of Price
                  Development Company, Limited Partnership{***}
10.2              Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){*}
10.3              Loan Agreements related to Mortgage Debt and related documents (10(c)){*}
         i)       Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                  of Price Financing Partnership, L.P.
         ii)      Intentionally Omitted
         iii)     Indenture between Price Capital Corp. and a Trustee
         iv)      Limited Guarantee Agreement (Guarantee of Collection) for outside investors
         v)       Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
         vi)      Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                  Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
         vii)     Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                  Partnership, L.P.
         viii)    Management and Leasing Agreement among Price Financing Partnership, L.P. and
                  Price Development Company, Limited Partnership
         ix)      Assignment of Management and Leasing Agreement of Price Financing Partnership,
                  L.P.
10.4              Employment and Non-Competition Agreement between the Company and John Price
                  (10(d)){*}
10.5              Indemnification Agreement for Directors and Officers (10(f)){*}
10.6              Registration Rights Agreement among the Company and the Limited Partners of
                  Price Development Company, Limited Partnership (10(g)){*}
10.7              Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                  Partnership{*****}
10.8              Exchange Agreement among the Company and the Limited Partners of Price
                  Development Company, Limited Partnership (10(h)){*}
10.9              1993 Stock Option Plan (10(i)){*}
10.10             Amendment to Groundlease between Price Development Company and Alvin Malstrom as
                  Trustee and C.F. Malstrom, dated December 31, 1985.  (Groundlease for Plaza
                  9400) (10(j)){*}
10.11             Lease Agreement between The Corporation of the President of the Church of Jesus
                  Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
                  1979.  (Groundlease for Anaheim Plaza) (10(k)){*}
10.12             Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                  July 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort
                  Union Plaza) (10(l)){*}

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.13             Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                  and dated August 1, 1975 and Amendments thereto.  (Groundlease for Price
                  Fremont) (10(m)){*}
10.14             Groundlease between Aldo Rossi and Price Development Company, Dated September 1,
                  1989, and related documents.  (Groundlease for Halsey Crossing) (10(n)){*}
10.15             Loan Agreements related to 1995 Credit Facility{*****}
         i)       Credit Agreement, dated March 8, 1995, between Price Development Company,
                  Limited Partnership and Lexington Mortgage Company
         ii)      Note dated March 8, 1995
         iii)     Guaranty of Payment dated March 8, 1995 between the Company and Lexington
                  Mortgage Company
         iv)      Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8,
                  1995 between Price Development Company, Limited Partnership, Bank One, Utah,
                  N.A. and Lexington Mortgage Company
         v)       Amended and Restated Credit Agreement dated September 29, 1995 between Price
                  Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc.
                  and Capital Market Assurance Corporation
         vi)      Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement
                  dated September 29, 1995
         vii)     Reaffirmation of Guaranty dated September 29, 1995
10.16             First Amendment to Second Amended and Restated Agreement of Limited Partnership
                  of Price Development Company, Limited Partnership{***}
10.17             Second Amendment to Second Amended and Restated Agreement of Limited Partnership
                  of Price Development Company, Limited Partnership{***}
10.18             Third Amendment to Second Amended and Restated Agreement of Limited Partnership
                  of Price Development Company, Limited Partnership
10.19             Rights Agreement between the Company and Chase Mellon Shareholder Services,
                  L.L.C., as Rights Agent{****}
27.               Financial Data Schedule
-----------------
*       Documents were previously filed with the Company's Registration Statement
        on Form S-11,  File  No.  33-68844,  under  the  exhibit  numbered   in
        parenthetical, and are incorporated herein by reference.
**      Document was previously filed with the Company's Quarterly Report on Form
        10-Q for  the  quarter ended September 30, 1998 and is incorporated herein by reference.
***     Documents were  previously  filed  with the Company's Quarterly Report on
        Form 10-Q for the quarter ended June  30, 1999 and are incorporated herein by reference.
****    Documents were previously filed with Company's  Current Report on Form 8-
        K, dated August 13, 1999, and are incorporated herein by reference.
*****   Documents were previously filed with the Company's Annual Report of Form
        10-K for the year ended December 31, 1995 and are  incorporated  herein by reference.