Form 10-K
period 1999-12-31
JP REALTY INC
filed 2000-03-16
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended December 31, 1999

                                              OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       (NO FEE REQUIRED)

                    For the transition period from _________ to __________

                                Commission file number 1-12560

                                        JP REALTY, INC.
                (Exact name of Registrant as specified in its charter)

                MARYLAND                                                         87-0515088
         ----------------------                                               ---------------
        (State of incorporation)                                             (I.R.S. Employer
                                                                            Identification No.)
           35 CENTURY PARK-WAY
       SALT LAKE CITY, UTAH 84115                                             (801) 486-3911
       --------------------------                                              -------------
(Address of principal executive offices,                   (Registrant's telephone number, including area code)
         including zip code)

<CAPTION)
              Securities registered pursuant to Section 12(b) of the Act:
                                                                           Name of each exchange
           TITLE OF EACH CLASS                                              ON WHICH REGISTERED
           -------------------                                              -------------------
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

    The aggregate market value of the voting stock held  by  non-affiliates  of
the  Registrant  was  $287,321,220 as of March 7, 2000.   The aggregate
market value has been computed based on a price of $18 per share, the closing price of the stock on the New York Stock Exchange on March 7, 2000.

                        Shares Outstanding at March 7, 2000
           16,144,865 Shares of Common Stock, par value $.0001 per share. 200,000 Shares of Price Group Stock, par value $.0001 per share.

                          DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's proxy statement for the 2000 Annual Meeting of Stockholders scheduled to be held on May 3, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

                                        PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

      GENERAL

      JP Realty, Inc., a Maryland Corporation, (together with its subsidiaries, the "Company"), is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") primarily engaged in the business of owning, leasing, managing, operating, developing, redeveloping and acquiring regional malls, community centers and other commercial and retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California (together with the Intermountain Region, the "Western States"). The Company was formed on September 8, 1993 to continue and expand the business, commenced in 1957, of certain companies (the "Predecessor Companies") affiliated with John Price, Chairman of the Board and Chief Executive Officer of the Company. The Company conducts all of its business operations through, and as of December 31, 1999 held an 82.2% controlling general partner interest in, Price Development Company, Limited Partnership, a Maryland limited partnership (the "Operating Partnership"). As of December 31, 1999, the Company, through the Operating Partnership, held a portfolio consisting of 51 properties (the "Properties" or "Property"), including 18 enclosed regional malls, 25 community centers and two free-standing retail Properties located in ten states and six mixed-use commercial Properties located primarily in the Salt Lake City, Utah metropolitan area. Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer having constructed, developed or redeveloped 12 malls in this region (as well as four other malls in Arizona, Oregon and Washington).

      Based on total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties ("Total GLA")), the Company owns and operates the largest retail property portfolio in each of the states of Utah, Idaho and Wyoming, and is one of the leading owners and operators of retail shopping center properties throughout the Intermountain Region. As of December 31, 1999, the Company's retail portfolio contained an aggregate of 13,658,418 square feet of Total GLA and its commercial portfolio contained an aggregate of 1,353,576 square feet of gross leasable area (Company-owned leasable area within the Company's Properties ("GLA")). Based on Total GLA, the Company's retail Properties were approximately 94% leased as of December 31, 1999 and, based on GLA, its commercial Properties were approximately 93% leased as of that date. Segment information for the three years ended December 31, 1999, 1998 and 1997 is included in the financial statements attached to this Annual Report on Form 10-K on pages F-17 and F-18.

      The Company's strategy is to expand its dominant market position in the Intermountain Region, and to continue to achieve cash flow growth and enhance the value of the Properties by increasing their rental income and net operating income over time. The Company expects to achieve rental income and net operating income growth through re-leasing available space at higher rent levels and selectively renovating, expanding and redeveloping the Properties. In order to expand its market position, the Company expects to concentrate its acquisition and other development activities in the Western States.

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interest (the "Series A Preferred Units") in a private placement. Each Series A Preferred Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Operating Partnership's $200 million unsecured credit facility. The Series A Preferred Units, which may be redeemed by the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009 or earlier under certain circumstances.

      On July 28, 1999, the Operating Partnership issued 3,800,000 Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Unit") in a private placement. Each Series B Preferred Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $92 million to repay $90 million in borrowings outstanding under the Operating Partnership's $200 million unsecured credit facility and increase operating cash. The Series B Preferred Units, which may be redeemed by the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009 or earlier under certain circumstances.

      In October 1999, the Board of Trustees authorized the Company to repurchase up to $25,000,000 of the Company's Common Stock through open market purchases and private transactions. Through March 7, 2000, the Company had repurchased approximately 1,337,000 shares of Common Stock for a total cost of approximately $22,758,000.

      In August 1999, the Company adopted a stockholders' rights plan declaring a dividend of one right for each share of the Company's Common Stock outstanding on or after August 18, 1999. Pursuant to the plan, each right will entitle holders of the Company's Common Stock to buy one unit (a "Unit") of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") at an exercise price of seventy dollars. Each Unit will have substantially the same economic and voting rights as one share of Common Stock. The rights will be exercisable, and will detach from the Common Stock only (A) if a person or group (i) acquires 15% or more of the outstanding shares of the Company's Common Stock; (ii) announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of the outstanding shares of the Company's Common Stock; (iii) is declared by the Board of Directors to be an Adverse Person (as defined in the plan) if such person or group beneficially owns 10% or more of the outstanding shares of the Company's Common Stock; or (iv) acquires beneficial ownership of 40% or more of the outstanding shares of the Company's Common Stock; or (B) upon the occurrence of certain events involving a consolidation, merger or sale or transfer of assets or earning power of the Company. Upon the occurrence of certain triggering events, each right will entitle the holder (other than the acquiring person or group) to purchase Units (or, in certain circumstances, Common Stock of the acquiring person or group) with a value of twice the exercise price of the rights upon payment of the exercise price. In connection with the plan, 3,060,000 shares of Junior Preferred Stock were reserved for issuance. The rights are redeemable by the Company under certain circumstances at $.0001 per right and will expire, unless earlier redeemed, on August 11, 2009.

      On July 21, 1999, the Operating Partnership borrowed $33,777,000 from the $200 million unsecured credit facility to reduce the notes secured by real estate, bearing interest at a fixed 6.37% per annum, from $95,000,000 to $61,223,000. This transaction unencumbered four regional mall Properties.

      On October 20, 1999, the Company held a grand opening of its newly developed regional mall in Sierra Vista, Arizona. The Mall at Sierra Vista is anchored by Dillard's, Sears and Cinemark Theaters and added approximately 335,000 square feet of additional Total GLA to the Company's existing portfolio.

      The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah. The mall held its grand opening on October 28, 1998 and added approximately 723,000 square feet of Total GLA as of December 31, 1998. Provo Towne Centre is anchored by Dillard's, JCPenney, Sears and Cinemark Theaters and includes space for more than 80 mall shops. On November 11, 1999, the mall held a grand opening for its sixteen screen Cinemark Theater which added approximately 74,000 square feet of additional GLA.

      The Operating Partnership, through its consolidated partnership Price Spokane, Limited Partnership, has initiated the expansion of NorthTown Mall, an enclosed regional mall in Spokane, Washington. The project will be funded by the Company's $200 million unsecured credit facility and is expected to be completed in the third quarter of 2000 which will add approximately 100,000 square feet of additional GLA to the Company's existing portfolio.

      Each of the Company's regional malls is the premier and dominant mall and, in some cases, the only mall within its trade area and is generally considered to be the financial, economic and social center for a given geographic area. The trade areas surrounding the Company's malls have a drawing radius, depending on the mall, ranging from five to over 150 miles. The malls have attracted as anchor tenants some of the leading national and regional retail companies such as JCPenney, Nordstrom, Wal-Mart, The Bon March<e'>, Sears, Dillard's, Mervyn's and ZCMI. The 18 regional malls in the portfolio contain an aggregate of approximately 10,291,000 square feet of Total GLA and range in size from approximately 296,000 to 1,171,000 square feet of Total GLA. The community center portfolio consists of 25 Properties in seven states containing approximately 3,362,000 square feet of Total GLA. The two free-standing retail Properties contain a total of approximately 5,000 square feet of GLA. The commercial portfolio, which includes 38 commercial buildings containing approximately 1,354,000 square feet of GLA, is primarily located in the Salt Lake City, Utah area where the Company's headquarters are located.

PROPERTIES

      The following tables set forth certain information relating to the Properties, all of which (except as otherwise indicated) are 100% owned by the Operating Partnership. The Company believes that all such Properties are adequately covered by insurance.

                             RETAIL PROPERTIES

                                                                                                 OCCUPANCY AS OF
                                                                                                     12/31/99
                                                                                               -------------------
                                     FREE                                                      BASED
                                   STANDING  TENANT              TOTAL               TENANT     ON    BASED TENANT OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS   GLA(4)      GLA(5)    OWNED    TOTAL   ON   SHOP   SHIP
   PROPERTY       LOCATION TYPE(1) (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)    (SQ.FT.)  (SQ.FT.)   GLA   GLA   SPACE  TYPE(6) ANCHORS
----------------- -------- ----- --------- --------- --------- ---------- ---------- --------- -----  ------------ ------ ---------
REGIONAL MALLS

UTAH
----

Cache Valley
 Mall             Logan     RM      30,120    98,132   182,889    311,141    308,641     2,500  94.6%  94.5%  82.8% Fee   JCPenney,
                                                                                                                          ZCMI,
                                                                                                                          Lamonts,
                                                                                                                          C-A-L
                                                                                                                          Ranch

Cottonwood Mall   Holladay  RM      53,300   322,091   379,508    754,899    754,899        --  91.0%  91.0%  78.8% Fee/  JCPenney,
(7)                                                                                                                 GL(8) ZCMI



Provo Towne       Provo     RM       9,564   231,552   556,145    797,261    456,632   340,629  96.0%  93.1%  86.4% Fee   JCPenney,
 Centre (7)                                                                                (9)                            Dillard's
                                                                                                                          Cinemark
                                                                                                                          Theaters,
                                                                                                                          Sears


Red Cliffs Mall   St.       RM      17,425    90,926   277,057    385,408    271,137   114,271  98.6%  98.1%  94.2% Fee   JCPenney,
                  George                                                                  (10)                            Sears,
                                                                                                                          ZCMI,
                                                                                                                          Wal-
                                                                                                                          Mart

IDAHO
------
Boise Towne
 Square (7)       Boise     RM      84,418   392,035   694,463  1,170,916    589,279   581,637   98.6%  97.2%  95.8% Fee/ JCPenney,
                                                                                          (11)                       GL   Dillard's
                                                                                                                     (12) Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>
                                                                                                                          Mervyn's

Grand Teton Mall  Idaho     RM      29,089   172,624   323,925    525,638    520,018     5,620  95.3%  95.2%  85.7% Fee   JCPenney,
                  Falls                                                                                                   Sears,
                                                                                                                          ZCMI,
                                                                                                                          The Bon
                                                                                                                          March<e'>

Pine Ridge Mall   Pocatello RM      25,818   148,908   437,987    612,713    501,213   111,500  97.5%  96.9%  89.5% Fee/  JCPenney,
                                                                                          (13)                      GL    ZCMI,
                                                                                                                    (14)  The Bon
                                                                                                                          March<e'>
                                                                                                                          Sears,
                                                                                                                          ShopKo


Silver Lake Mall  Coeur     RM      20,090    97,266   217,493    334,849    327,913     6,936  97.1%  97.1%  90.1% Fee   JCPenney,
 (7)              d'Alene                                                                                                 Sears,
                                                                                                                          Emporium,
                                                                                                                          Lamonts

WASHINGTON
-----------
NorthTown Mall    Spokane   RM          --   412,255   541,209    953,464    711,072   242,392  93.9%  91.8%  85.9% Fee   JCPenney,
 (7)                                                                                      (15)                            Sears,
                                                                                                                          Mervyn's,
                                                                                                                          The Bon
                                                                                                                          March<e'>
                                                                                                                          Emporium

Spokane Valley    Spokane   RM      78,480   273,776   371,731    723,987    469,290   254,697  93.3%  89.7%  82.3% Fee   JCPenney,
 Mall (7)                                                                                 (16)                            Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>


                             RETAIL PROPERTIES (continued)

                                                                                                OCCUPANCY AS OF
                                                                                                   12/31/99
                                                                                               -------------------
                                     FREE                                                      BASED
                                   STANDING  TENANT              TOTAL               TENANT     ON    BASED TENANT OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS   GLA(4)      GLA(5)    OWNED    TOTAL   ON   SHOP   SHIP
   PROPERTY       LOCATION TYPE(1) (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)    (SQ.FT.)  (SQ.FT.)   GLA   GLA   SPACE  TYPE(6) ANCHORS
----------------- -------- ----- --------- --------- --------- ---------- ---------- --------- -----  ------------ ------ ---------
REGIONAL MALLS
 (continued)

Three Rivers Mall Kelso     RM     246,890   126,687   188,076    561,653    379,772   181,881  95.6%  93.4%  80.3% Fee   JCPenney,
 (7)                                                                                      (17)                            Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>
                                                                                                                          Emporium

Oregon
------
Salem Center      Salem     RM      45,000   167,037   438,000    650,037    212,037   438,000  94.3%  82.5%  77.7% Fee/  JCPenney,
                                                                                           (18)                     GL    Nordstrom
                                                                                                                    (19)  Meier &
                                                                                                                          Frank,
                                                                                                                          Mervyn's


WYOMING
----------
Eastridge Mall    Casper    RM      17,500   264,371   289,796    571,667    495,784    75,883  91.7%  90.5%  82.1% Fee   JCPenney,
                                                                                          (20)                            Target,
                                                                                                                          The Bon
                                                                                                                          March<e'>
                                                                                                                          Sears

White Mountain    Rock      RM      26,025   105,992   208,452    340,469    340,469        --  78.1%  78.1%  76.5% Fee   JCPenney,
 Mall             Springs                                                                                                 Herber-
                                                                                                                          gers
                                                                                                                          Wal-Mart

NEW MEXICO
-----------
Animas Valley     Farming-  RM      33,000   221,946   271,155    526,101    466,763    59,338  88.9%  87.5%  73.8% Fee   JCPenney
 Mall             ton                                                                     (21)                            Sears,
                                                                                                                          Dillard's
                                                                                                                          Beall's,
                                                                                                                          (21)


North Plains
 Mall (7)         Clovis    RM      19,076    81,416   195,431    295,923    292,803     3,120  63.9%  63.6%  86.7% Fee   JCPenney,
                                                          (22)                                                            Sears,
                                                                                                                          Beall's,
                                                                                                                          (22)

Mall at Sierra
 Vista            Sierra
                   Vista    RM          --   103,386   231,918    335,304    138,812   196,492  94.3%  86.2%  81.4% Fee   Dillards,
                                                                                           (9)                            Cinemark
                                                                                                                          Theaters,
                                                                                                                          Sears
CALIFORNIA
-----------
Visalia Mall      Visalia   RM       8,510   174,229   257,000    439,739    439,739        --  97.8%  97.8%  94.3% Fee   JCPenney,
                                 --------- --------- --------- ---------- ---------- --------- -----  -----  -----        Gotts-
Subtotal                                                                                                                  chalk's
Regional Malls                     744,305 3,484,629 6,062,235 10,291,169  7,676,273 2,614,896  93.5%  91.2%  84.9%
                                 --------- --------- --------- ---------- ---------- --------- -----  -----  -----


                             RETAIL PROPERTIES (continued)

                                                                                                 OCCUPANCY AS OF
                                                                                                     12/31/99
                                                                                               -------------------
                                     FREE                                                      BASED
                                   STANDING  TENANT              TOTAL               TENANT     ON    BASED TENANT OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS   GLA(4)      GLA(5)    OWNED    TOTAL   ON   SHOP   SHIP
   PROPERTY       LOCATION TYPE(1) (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)    (SQ.FT.)  (SQ.FT.)   GLA   GLA   SPACE  TYPE(6) ANCHORS
----------------- -------- ----- --------- --------- --------- ---------- ---------- --------- -----  ------------ ------ ---------
COMMUNITY CENTERS
and FREE-STANDING
RETAIL PROPERTIES

UTAH
-----
Cottonwood
 Square           Salt      CC          --    35,467    41,612     77,079     77,079        --  87.2%  87.2%  72.1% Fee/  Albert-
                  Lake                                                                                              GL    sons
                  City

Fort
Union Plaza       Salt      CC      32,968        --        --     32,968     32,968        --  65.1%  65.1%    --  GL    None
                  Lake
                  City

Gateway Crossing  Bountiful CC      35,982    65,853   174,669    276,504    146,466   130,038  82.6%  67.1% 100.0% Fee   ShopKo,
                                                          (22)                            (13)                            TJ Maxx
                                                                                                                          (22)


Nephi Bank        Nephi     FR       3,590        --        --      3,590      3,590        -- 100.0% 100.0%    --  Fee   None

North Temple      Salt      CC          --    10,085    72,376     82,461     10,085    72,376 100.0% 100.0% 100.0% Fee   Albert-
 Shops            Lake                                                                    (23)                            sons,
                  City                                                                                                    Rite-Aid

Orem Plaza-
 Center Street    Orem      CC      15,491    18,814    62,420     96,725     91,125     5,600  97.0%  96.8%  84.6% Fee   Savers,
                                                                                                                          Showbiz
                                                                                                                          Pizza

Orem Plaza-
 State Street     Orem      CC      16,595    19,057    59,055     94,707     27,102    67,605 100.0% 100.0% 100.0% Fee   Rite-Aid
                                                                                          (24)

Plaza 9400        Sandy     CC      34,510    55,445   136,745    226,700    226,700        -- 100.0% 100.0% 100.0% GL    Albert-
                                                                                                                          sons,
                                                                                                                          Fred Meyer

Red Cliffs
 Plaza            St.       CC      20,023        --    46,608     66,631     57,304     9,327 100.0% 100.0%    --  Fee   America's
                  George                                                                                                  Best
                                                                                                                          Furniture
                                                                                                                          Warehouse

River Pointe      West      CC      18,522    56,120   135,707    210,349     56,120   154,229  99.2%  97.1%  97.1% Fee   Albert-
 Plaza            Jordan                                                                (25)                              sons,
                                                                                                                          ShopKo

Riverside Plaza   Provo     CC      10,050    11,384   156,454    177,888    174,888     3,000  99.0%  99.0%  84.8% Fee   Macey's,
                                                                                                                          Rite-Aid,
                                                                                                                          Mac
                                                                                                                          Frugals

University        Orem      CC      33,401    38,544   128,091    200,036    199,136       900  97.0%  97.0%  84.7% Fee   Burlington
 Crossing                                                                                                                 Coat (26),
                                                                                                                          Office
                                                                                                                          Max (27),
                                                                                                                          CompUSA

IDAHO
-----
Alameda Plaza     Pocatello CC      19,049    27,346   143,946    190,341    190,341        -- 100.0% 100.0% 100.0% Fee   Albert-
                                                                                                                          sons,
                                                                                                                          Fred Meyer

Baskin Robbins    Idaho     FR       1,814        --        --      1,814      1,814        -- 100.0% 100.0%    --  Fee   None
 17th Street      Falls

Boise Plaza       Boise     CC          --        --   108,464    108,464    108,464        -- 100.0% 100.0%    --  PI    Burlington
                                                                                                                    (28)  Coat (26),
                                                                                                                          Albertsons
Boise Towne       Boise     CC       6,000    12,000    91,534    109,534    109,534        -- 100.0% 100.0%    --  Fee   Circuit
 Plaza                                                                                                                    City,
                                                                                                                          Linens' n
                                                                                                                          Things,
                                                                                                                          Old
                                                                                                                          Navy

Twin Falls        Twin      CC          --    37,680        --     37,680     37,680        -- 100.0% 100.0%    --  Fee   None(29)
 Crossing         Falls

Yellowstone       Idaho     CC      18,419    36,923   166,733    222,075    220,275     1,800  84.6%  84.5%  55.8% PI    Albert-
 Square           Falls                                                                                             (30)  sons,
                                                                                                                          Fred Meyer
                                                                                                                          (31)

                             RETAIL PROPERTIES (continued)

                                                                                                OCCUPANCY AS OF
                                                                                                    12/31/99
                                                                                               -------------------
                                     FREE                                                      BASED
                                   STANDING  TENANT              TOTAL               TENANT     ON    BASED TENANT  OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS   GLA(4)      GLA(5)    OWNED    TOTAL   ON    SHOP    SHIP
   PROPERTY       LOCATION TYPE(1) (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)    (SQ.FT.)  (SQ.FT.)   GLA    GLA   SPACE  TYPE(6) ANCHORS
----------------- -------- ----- --------- --------- --------- ---------- ---------- --------- -----  ------ -----  ------ ---------
COMMUNITY CENTERS
and FREE-STANDING
RETAIL PROPERTIES

OREGON
------
Bailey Hills      Eugene    CC      12,000    11,895   155,000    178,895     11,895   167,000 100.0% 100.0% 100.0% Fee   Safeway,
 Plaza                                                                                     (32)                           ShopKo


Division
 Crossing         Portland  CC       2,589    24,091    67,960     94,640     92,051     2,589  95.0%  94.9%  80.5% Fee   Thirtfway,
                                                                                                                          Rite-Aid

Halsey Crossing   Gresham   CC       7,267    39,342    52,764     99,373     99,373        --  93.6%  93.6%  83.8% GL    Safeway


NEVADA
-------
Fremont Plaza     Las       CC       6,542    19,648    77,348    103,538    103,538        -- 100.0% 100.0% 100.0% GL    Smith's
                  Vegas                                                                                                   Food &
                                                                                                                          Drug,
                                                                                                                          Sav-On
                                                                                                                          Drug

Plaza 800         Sparks    CC       5,985    21,821   139,607    167,413    167,413        -- 100.0% 100.0% 100.0% GL    Albert-
                                                                                                                          sons,
                                                                                                                          ShopKo
COLORADO
---------
Austin Bluffs     Colorado  CC       9,447    35,859    71,543    116,849     78,902    37,947 100.0% 100.0% 100.0% Fee   Albert-
 Plaza            Springs                                                                 (33)                            sons,
                                                                                                                          Longs
                                                                                                                          Drug


ARIZONA
-------
Fry's Shopping    Glendale  CC       8,564    38,781    71,919    119,264    119,264        -- 100.0% 100.0% 100.0% Fee   Fry's
 Plaza                                                                                                                    Foods

Woodlands
 Village          Flagstaff CC       4,020    43,380   146,898    194,298     91,858   102,440  98.9%  97.7%  95.1% Fee   Bashas',
                                                                                          (10)                            Wal-Mart
CALIFORNIA
----------
Anaheim Plaza     Anaheim   CC      10,000        --    67,433     77,433     77,433        --  12.9%  12.9%    --  PI
                                                          (22)                                                      (34)  (22)
                                 --------- --------- --------- ---------- ---------- --------- -----  -----  -----
Subtotal
Community
Centers                            332,828   659,535 2,374,886  3,367,249  2,612,398   754,851  94.2%  92.5%  92.2%
                                 --------- --------- --------- ---------- ---------- --------- -----  -----  -----
Total Retail
 Properties                      1,077,133 4,144,164 8,437,121 13,658,418 10,288,671 3,369,747  93.6%  91.6%  86.0%
                                 ========= ========= ========= ========== ========== ========= =====  =====  =====


                               RETAIL PROPERTIES (continued)

--------------------------
(1)  Property  type  definitions  are as follows:  Regional  Mall--RM,  Community
     Centers--CC, Free-standing Retail Properties--FR.
(2)  Freestanding stores means leasable  buildings or other structures located on a property which are not physically attached to a mall or community center.
(3)  Tenant shops means non-anchor retail  stores  located in a mall or community center.
(4)  Represents Company-owned leasable area and tenant-owned leasable area within the Properties.
(5)  Represents Company-owned leasable area within the Properties.
(6)  Ownership  type  definitions  are  as  follows:  Fee,  Ground  lease-GL  and
     Partnership Interest-PI.
(7)  Secured Property as of December 31, 1999.
(8)  The Operating Partnership owns a ground lease on one-half acre.
(9)  Tenant-owned space at this Property includes Dillard's and Sears.
(10) Tenant-owned space at this Property includes Wal-Mart.
(11) Tenant-owned space at this Property  includes Dillard's, JCPenney, Sears and Mervyn's.
(12) The Operating Partnership owns a ground lease on two acres.
(13) Tenant owned space at this Property includes ShopKo.
(14) The Operating Partnership owns two ground  leases  on  7.3 acres and 1.2 acres.
(15) Tenant-owned space at this Property includes Sears and Mervyn's.
(16) Tenant-owned space at this Property includes Sears and The Bon March<e'>
(17) Tenant-owned space at this Property includes Target and Top Foods.
(18) Tenant-owned   space  at  this  Property  includes  JCPenney,  Mervyn's,
     Nordstrom and Meier & Frank.
(19) The Operating Partnership  owns  2.35  acres  in fee and also owns seven ground leases on 1.58 acres.
(20) Tenant-owned space at this Property includes Target.
(21) Tenant-owned space at this Property includes property  owned  by a third party that is vacant.
(22) Anchor space is vacant as of December 31, 1999.
(23) Tenant-owned space at this Property includes Albertsons and Rite Aid.
(24) Tenant-owned space at this Property includes Rite Aid.
(25) Tenant-owned space at this Property includes Albertsons and ShopKo.
(26) The Operating Partnership's lease is with Fred Meyer which subleases the
     Property space to Burlington Coat.
(27) The Operating Partnership's lease is with Fred Meyer which subleases the
     space  to  Burlington  Coat.   33.6%  of  the  space  represented by the
     Burlington Coat sublease is further subleased to Office Max.
(28) The  Operating  Partnership's  ownership represents a 73.3%  partnership interest in the current fee holder of the Property.
(29) The Operating Partnership's lease  subleases  the  Property  to  several other retailers.
(30) The  Operating  Partnership's  ownership  represents a 83.5% partnership interest in the current fee holder of the Property.
(31) Fred Meyer is paying rent but not occupying  the  space.  The lease ends in November 2002.
(32) Tenant-owned space at this Property includes Safeway and ShopKo.
(33) Tenant-owned space at this Property includes Longs Drugs.
(34) The  Operating  Partnership's  ownership  interest  represents   a   50%
     partnership interest in the current ground lease holder of the Property.

                                                       COMMERCIAL PROPERTIES

                                                                                                        OCCUPANCY
                                                                        PROPERTY           GLA          BASED ON         OWNERSHIP
                PROPERTY                          LOCATION              TYPE (1)        (SQ. FT.)          GLA             TYPE
--------------------------------------       ------------------         -----------   ----------        ---------        ----------

UTAH
----
Price Business Center-Pioneer Square          Salt Lake City               BP            497,892             89.9%             Fee
Price Business Center-South Main              Salt Lake City               BP            112,963             94.0%             Fee
Price Business Center-Timesquare              Salt Lake City               BP            289,423             90.3%             Fee
Sears-Eastbay                                 Provo                        CP             48,880            100.0%             Fee
Price Business Center-Commerce Park           West Valley City             BP            393,360            100.0%             Fee

IDAHO
-----
Boise/FSB Plaza                               Boise                        CP             11,058             38.6%             Fee
                                                                                       ---------            -----
                                                                                       1,353,576             93.2%
                                                                                       =========            =====

------------------------------
(1) Property type definitions are as follows: Business Park--BP, Commercial Property--CP.


SIGNIFICANT PROPERTIES

      Boise Towne Square contributed approximately 10% of the Company's total rental revenue (i.e. minimum rents plus percentage rents ("Rental Revenue")) for the year ended December 31, 1999. Additionally, NorthTown Mall comprised in excess of 10% of the book value of Company assets and total Rental Revenue for the year ended December 31, 1999. Certain additional information relating to these Properties is set forth below.

BOISE TOWNE SQUARE

      Boise Towne Square is centrally located in Boise, Idaho adjacent to the main thoroughfare of the city. Boise Towne Square was opened by the Predecessor Companies in October of 1988. Boise Towne Square is the dominant regional mall in its trade area, with several community centers as its major competition.

      The Company completed in August 1998, a 294,804 square foot expansion of Boise Towne Square. The project added 186,500 square feet of Total GLA for Dillard's, approximately 44,900 square feet of GLA for the expansion of The Bon March<e'> and approximately 63,400 square feet of GLA for additional shops.

      The Company leases approximately two acres of land which are utilized for perimeter parking and landscaping from Union Pacific Railroad Company on a year-to-year basis from December 1 to November 30 at a current rental rate of $25,000 per year. Boise Towne Square is part of the collateral of the notes secured by real estate, bearing interest at a fixed 6.37% per annum, and the Company believes it is adequately insured. Depreciation and amortization are taken utilizing the straight-line method over a period of 10 - 40 years with a net book basis of approximately $47,833,000, $44,720,000 and $31,301,000 at
December 31, 1999, 1998 and 1997, respectively. It is the Company's policy to renovate, expand and upgrade as warranted by market conditions.

      As of December 31, 1999, 1998 and 1997, Boise Towne Square was 99%, 98% and 98% leased, respectively, with an average annual rent from shop tenants per square foot of $22.77, $22.26 and $19.93 for the years ended on those respective dates. Three department stores, JCPenney, Dillard's and the Bon March<e'>, are the only tenants which occupy 10% or more of Total GLA at this Property. JCPenney and Dillard's own their own land and buildings and are subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2078, while The Bon March<e'>'s lease is for a term of 20 years, expiring in 2008, with two 20-year extension options.


      Boise Towne Square's leases will expire on the following schedule (1):

                                                                              AVERAGE           PERCENTAGE OF GLA
                                                                             ANNUALIZED    REPRESENTED BY EXPIRING LEASES
                                                                                           ------------------------------
                                                            ANNUALIZED      BASE RENT PER     ASSUMING NO ASSUMING FULL
                                NUMBER      APPROXIMATE      BASE RENT      SQ. FT. UNDER     EXERCISE OF  EXERCISE OF
LEASE EXPIRATION               OF LEASES        GLA            UNDER          EXPIRING          RENEWAL      RENEWAL
YEAR ENDING DECEMBER 31,        EXPIRING    SQUARE FEET       EXPIRING         LEASES           OPTIONS      OPTIONS
---------------------------    ---------    -----------     -----------     -------------   -------------- ------------
2000                              23           42,092        $  909,038      $    21.60            7.14%        5.92%
2001                              10           23,145           437,824           18.92            3.93%        3.82%
2002                              11           17,315           287,968           16.63            2.94%        1.83%
2003                              18           29,353           670,747           22.85            4.98%        4.49%
2004                              12           39,078           690,975           17.68            6.63%        3.73%
2005                               4           12,251           208,843           17.05            2.08%        2.08%
2006                               7           19,541           362,979           18.58            3.32%        2.29%
2007                               4            9,249           227,900           24.64            1.57%        1.57%
2008                              22          214,328         2,089,711            9.75           36.37%        5.72%
2009 and thereafter               41          119,812         2,926,947           24.43           20.33%       16.50%
                               ---------    -----------                                     -------------- ------------
Total                            152          526,164                                              89.29%      47.95%
                               =========    ===========                                     ============== ============

(1) Excludes tenants paying percentage rents in lieu of minimum rents.

NORTHTOWN MALL

      On August 6, 1998, the Company purchased NorthTown Mall, a two-level, 949,880 square foot regional mall, located in Spokane, Washington. NorthTown Mall is Spokane's largest mall with competition coming from the Company's Spokane Valley Mall as well as one other mall and several community centers. As of December 31, 1999 and 1998, the mall was 94% and 91% leased, respectively, with an average annual rent from shop tenants per square foot of $29.47 for the year ended December 31, 1999. Two department stores, JCPenney and Sears, are the only tenants which occupy 10% or more of Total GLA at this Property. Sears owns its own land and buildings and is subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2040, while JCPenney's lease is for a term of 20 years, expiring in 2011 with six, five-year extension options.

      NorthTown Mall is financed in part by a first mortgage. The balance at December 31, 1999 and 1998 on the first mortgage was $83,382,000 and $84,277,000, respectively. Depreciation and amortization are taken utilizing the straight-line method over a period of 10 - 40 years with a net book basis of approximately $135,183,000 and $126,126,000, at December 31, 1999 and 1998,
respectively. The Company is currently constructing a 100,000 square feet expansion at NorthTown Mall, which is expected to be completed in the third quarter of 2000. It is the Company's policy to renovate, expand and upgrade as warranted by market conditions.

      NorthTown Mall's leases will expire on the following schedule (1):

                                                                              AVERAGE           PERCENTAGE OF GLA
                                                                             ANNUALIZED    REPRESENTED BY EXPIRING LEASES
                                                                                           ------------------------------
                                                            ANNUALIZED      BASE RENT PER     ASSUMING NO ASSUMING FULL
                                NUMBER      APPROXIMATE      BASE RENT      SQ. FT. UNDER     EXERCISE OF  EXERCISE OF
LEASE EXPIRATION               OF LEASES        GLA            UNDER          EXPIRING          RENEWAL      RENEWAL
YEAR ENDING DECEMBER 31,        EXPIRING    SQUARE FEET       EXPIRING         LEASES           OPTIONS      OPTIONS
---------------------------    ---------    -----------     -----------     -------------   -------------- -------------
2000                               10          16,132       $  395,674      $    24.53            2.27%         2.27%
2001                               22          25,496          819,833           32.16            3.59%         3.48%
2002                               27          80,294        1,575,141           19.62           11.29%        10.99%
2003                               14          21,006          608,234           28.96            2.95%         2.95%
2004                               14          32,339          756,357           23.39            4.55%         4.55%
2005                               10          19,956          609,476           30.54            2.81%         2.81%
2006                               10          22,283          691,066           31.01            3.13%         3.13%
2007                               11          28,246          825,772           29.24            3.97%         3.97%
2008                                2           3,957           97,500           24.64             .56%          .56%
2009 and thereafter                16         354,930        2,786,740            7.85           49.91%         7.23%
                               ---------    -----------     -----------     -------------   -------------- -------------
Total                             136         604,639                                            85.03%        41.94%
                               =========    ===========                                     ============== =============

-------------------------
(1) Excludes tenants paying percentage rents in lieu of minimum rents.

THE COMPANY'S LARGEST TENANTS

      Large stores (over 20,000 square feet per store) occupy 61.53% of the Total GLA of the Company's regional malls and community centers. The Company's largest tenants include JCPenney, Sears, The Bon March<e'>, Dillard's, ZCMI,
Wal-Mart,  Mervyn's,   Meier   &  Frank,  The  Emporium,  Gottschalk's,  ShopKo,
Albertsons, Fred Meyer and Burlington  Coat.   No  tenant represented more than
4.37% of the Company's total Rental Revenues for the year ended December 31, 1999.

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

      Anchor tenants in the regional malls include: JCPenney, Sears, The Bon March<e'>, Dillard's, ZCMI, Mervyn's, Wal-Mart, Meier & Frank, The Emporium, Gottschalk's, ShopKo, Cinemark Theaters, Lamonts, Target and Nordstrom. Anchors in the regional malls occupy 58.9% of Total GLA of the regional malls. The following table summarizes the Total GLA owned and leased as of December 31, 1999 by these anchors:

                                                                                                                        COMPANY-
                                                 COMPANY-                                                                 OWNED
                                NUMBER OF          OWNED                              ANCHOR                          ANCHOR SPACES
                                 ANCHOR           SQUARE         ANCHOR-OWNED        TOTAL GLA          PERCENT          AS % OF
          ANCHOR                 STORES            FEET           SQUARE FEET       SQUARE FEET        TOTAL GLA       REVENUE (1)
--------------------------     ----------     --------------   ----------------   ---------------  ----------------  --------------
JCPenney                           17            1,205,146          243,591          1,448,737            9.65%          4.37%
Sears                              13              546,847          611,001          1,157,848            7.71%          2.10%
The Bon March<e'>                   7              499,927          120,420            620,347            4.13%          2.94%
Dillard's                           4               72,212          493,863            566,075            3.77%            *
ZCMI                                5              562,754               --            562,754            3.75%          1.64%
Mervyn's                            3                   --          241,560            241,560            1.61%           --
Wal-Mart                            2               86,944          114,271            201,215            1.34%            *
Meier & Frank                       1                   --          183,500            183,500            1.22%           --
The Emporium                        3              153,003               --            153,003            1.02%            *
Gottschalk's                        1              150,000               --            150,000            1.00%            *
ShopKo                              1                   --          111,500            111,500             .74%           --
Cinemark Theaters                   2              109,416               --            109,416             .73%            *
Lamonts                             2               80,953               --             80,953             .54%            *
Target                              1                   --           75,883             75,883             .51%           --
Nordstrom                           1                   --           72,000             72,000             .48%           --

--------------------------
*    Less than 1%
(1)  Revenue defined as minimum rents plus percentage rents

     Anchor tenants occupying the greatest amount of Total GLA in the Company's community centers are ShopKo, Albertsons, Fred Meyer, Burlington Coat, Rite Aid, Safeway, Wal-Mart and Macey's. Anchors in the community centers occupy approximately 70.5% of Total GLA of the community centers. The following table summarizes the Total GLA owned and leased as of December 31, 1999 by these anchors:

                                                                                                                      COMPANY-
                                                                           ANCHOR-       ANCHOR                        OWNED
                                           NUMBER         COMPANY-          OWNED       TOTAL GLA       PERCENT     ANCHOR SPACES
                                          OF ANCHOR        OWNED          SQUARE      SQUARE FEET       TOATL        AS % OF
           ANCHOR                          STORES       SQUARE FEET        FEET      ANCHOR SPACES       GLA         REVENUE
--------------------------------          ---------    --------------    ----------  ---------------   ---------  ---------------

ShopKo                                        4           104,000           297,140       401,140         2.67%          *
Albertsons                                    9           269,098            82,663       351,761         2.34%          *
Fred Meyer                                    3           309,944                --       309,944         2.06%          *
Burlington Coat (2)                           2           174,248                --       174,248         1.16%          *
Rite Aid                                      4            70,583            52,080       122,663         0.82%          *
Safeway                                       2            52,764            53,000       105,764         0.70%          *
Wal-Mart                                      1                --           102,440       102,440         0.68%         --
Macey's                                       1            59,350                --        59,350         0.40%          *

--------------------------
*      Less than 1%.
(1)    Revenue defined as minimum rents plus percentage rents.
(2)    Sublease from Fred Meyer, Inc.


MAJOR TENANTS

      Non-anchor tenants owned by major national retail chains lease a considerable amount of space in the Company's retail Properties. Such retail chains include: Venator Group (Footlocker, Lady Footlocker, Kids Footlocker, Northern Reflections, Afterthoughts, Champs and San Francisco Music Box), Limited Group (Lane Bryant, Lerner, Limited Express, Victoria's Secret, Bath & Body Works, Structure and Ambercrombie & Fitch), The Buckle, Eddie Bauer, Zales Corporation, Gymboree, Lenscrafters, Disney, Fred Meyer Jewelers, Millers Outpost, Waldenbooks, B. Dalton Bookseller, Barnes & Noble, Gap Stores Inc. (Gap, Gap Kids, Baby Gap, Gap Body, Old Navy and Banana Republic), General Mills (Olive Garden and Red Lobster), Deb Shops, Regis, Maurices, Famous Footwear, Pearle Vision, Radio Shack, Kay-Bee Toys, Claire's Boutique, Schubach Jewelers, Helzberg, Ben Bridge, Camelot Music, Musicland (Sam Goody, Musicland and Sun Coast Pictures), Sole Outdoors, Finish Line, Foot Action, Ann Taylor, Natural Wonders, Hallmark, American Greetings, Contempo Casuals, Payless Shoesource, Ritz Camera, Motherhood Maternity, GNC, Wet Seal, Brookstone, Vista Optical and Couch House.

LEASES

      Most of the Company's leases are long-term leases that contain fixed base rents and step-ups in rent typically occurring every three to five years. These leases generally pass through to the tenant such tenant's share of common area charges, including insurance costs and real estate taxes. Generally, all of the regional mall leases and certain of the community center leases include roof and structure repair costs in common area charges. The Company's leases also generally provide for additional rents based on a percentage of tenant sales. For the years ended December 31, 1999, 1998 and 1997, such percentage and overage rents accounted for approximately 4.8%, 5.4%, and 6.1%, respectively, of total Rental Revenue from the Properties owned by the Company during such periods.

      The following table sets forth information relating to the Rental Revenue from the Properties for the periods indicated:

                                                                         YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------------
PROPERTY TYPE                            1999                1998                1997               1996              1995
------------------------------      -------------       --------------     ---------------    ---------------   ----------------
                                                                (Dollars in thousands)
Regional Malls                      $      79,218       $       62,673     $        44,005    $        36,286   $         29,299
Community Centers and
 Free-Standing Retail Properties           16,999               14,718              13,192             13,591             12,173
Commercial Properties                       6,518                6,548               6,323              6,631              5,633
                                    -------------       --------------     ---------------    ---------------   ----------------
Total                               $     102,735       $       83,939     $        63,520    $        56,508   $         47,105
                                    =============       ==============     ===============    ===============   ================

VACANT SPACE

     Approximately 961,000 square feet, or 6.4%, of Total GLA was vacant as of December 31, 1999. Of this vacant space, approximately 673,000 square feet was in the regional mall portfolio (21.6% of which is anchor and 78.4% of which is mall shop space), 196,000 square feet was in the community center portfolio and 92,000 square feet was in the commercial portfolio.

     The following tables set forth information relating to lease expirations for retail stores in the regional malls and community centers as well as commercial property leases in effect as of December 31, 1999, over the ten-year period commencing January 1, 2000 and thereafter for large stores (over 20,000 square feet) and small stores (20,000 square feet or less) at the retail Properties and for all leases at the commercial Properties. Unless otherwise indicated, all information set forth below assumes that none of the tenants exercise renewal options and excludes leases that had not commenced as of December 31, 1999.

                                                       REGIONAL MALLS
                                                  Lease Expirations for
                                                Retail Store Leases (over 20,000 square feet)
                                                                                                       AVERAGE
                                                                                ANNUALIZED         ANNUALIZED BASE
                                                                                   BASE            RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------
2000                                             --                  --       $           --    $           --
2001                                              4             212,118              616,346              2.91
2002                                              4             189,375              817,984              4.32
2003                                              3             106,613              330,302              3.10
2004                                              4             328,748              768,601              2.34
2005                                              1              33,421              111,605              3.34
2006                                              2             147,560              440,236              2.98
2007                                              1              50,061              222,992              4.45
2008                                              4             385,466            1,661,205              4.31
2009 and thereafter                              25           2,042,558           10,663,310              5.22
                                          --------------  ---------------
Total                                            48           3,495,920
                                          ==============  ===============



                                                       REGIONAL MALLS
                                                  Lease Expirations for
                                                Retail Store Leases (20,000 square feet or less)
                                                                                                       AVERAGE
                                                                               ANNUALIZED         ANNUALIZED BASE
                                                                                   BASE            RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------

2000                                             148           249,818         $  4,243,572      $      16.99
2001                                             132           247,427            4,002,370             16.18
2002                                             144           291,890            4,969,568             17.03
2003                                             106           217,477            3,858,692             17.74
2004                                             114           277,294            4,843,109             17.47
2005                                              71           160,806            3,539,309             22.01
2006                                              65           154,460            3,527,866             22.84
2007                                              94           218,649            5,193,045             23.75
2008                                             113           295,855            6,086,232             20.57
2009 and thereafter                              186           634,582           12,234,121             19.28
                                          --------------  ---------------
Total                                          1,173         2,748,258
                                          ==============  ===============

------------------------
   (1)  Excludes tenants paying percentage rents in lieu of minimum rents.

                                                         COMMUNITY CENTERS
                                                       Lease Expirations for
                                           Retail Store Leases (over 20,000 square feet)
                                                                                                       AVERAGE
                                                                                                   ANNUALIZED BASE
                                                                              ANNUALIZED BASE      RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------

2000                                               1           40,320          $   162,288       $       4.03
2001                                               4          323,260              749,011               2.32
2002                                               2          133,861              343,645               2.57
2003                                               6          246,867              751,486               3.04
2004                                               1           25,525               37,956               1.49
2005                                               1           43,118               70,246               1.63
2006                                               1           37,680              122,460               3.25
2007                                               2           90,960              120,000               1.32
2008                                               1           41,612              139,761               3.36
2009 and thereafter                               14          502,475            3,828,481               7.62
                                          --------------  ---------------
Total                                             33        1,485,678
                                          ==============  ===============

                                                         COMMUNITY CENTERS
                                                       Lease Expirations for
                                          Retail Store Leases (20,000 square feet or less)
                                                                                                      AVERAGE
                                                                                ANNUALIZED         ANNUALIZED BASE
                                                                                   BASE            RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------

2000                                              44            97,753         $ 1,074,260       $          10.99
2001                                              55           130,036           1,309,274                  10.07
2002                                              40           111,434           1,016,478                   9.12
2003                                              25            94,923           1,094,947                  11.54
2004                                              34            92,479           1,243,582                  13.45
2005                                               5            21,826             250,308                  11.47
2006                                               8            36,235             464,925                  12.83
2007                                               3             9,363             115,143                  12.30
2008                                               3             7,352             127,727                  17.37
2009 and thereafter                               14            83,521           1,231,307                  14.74
                                          --------------  ---------------
Total                                             231          684,922
                                          ==============  ===============

--------------------------
   (1)  Excludes tenants paying percentage rents in lieu of minimum rents.

                                                       LEASE EXPIRATIONS FOR
                                                       COMMERCIAL PROPERTIES
                                                                                  AVERAGE
                                                                                ANNUALIZED         ANNUALIZED BASE
                                                                                   BASE            RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------

2000                                            15            439,934          $ 2,272,404       $       5.17
2001                                             7             56,215              354,027               6.30
2002                                             9            163,585            1,173,975               7.18
2003                                             6            171,275              723,061               4.22
2004                                            11            224,746            1,318,004               5.86
2005                                            --                 --                   --                 --
2006                                            --                 --                   --                 --
2007                                            --                 --                   --                 --
2008                                            --                 --                   --                 --
2009 and thereafter                              1             72,133              375,638               5.21
                                          --------------  ---------------
Total                                           49          1,127,888
                                          ==============  ===============

---------------------
(1)  Excludes tenants paying percentage rents in lieu of minimum rents.


      As leases expire, the Company currently expects to be able to increase Rental Revenue by re-leasing the underlying space (either to a new tenant or to an existing tenant) at rental rates that are at or higher than the existing rates.

OPERATIONS AND MANAGEMENT

      The Company performs all property management functions for the Properties. At December 31, 1999, the Company had 353 full-time employees devoted exclusively to property management. Each of the regional malls has on-site management and maintenance personnel as well as a marketing staff to assist the mall tenants in promoting and advertising their products. Overall supervision of mall operations, headed by a Director of Enclosed Malls, is conducted in a centralized fashion in order to take advantage of economies of scale and to deliver a uniform presentation of all management functions. The Company's internal property management information system enables it to quickly determine tenant status, tenant gross sales, insurance, and other critical information in order to effectively manage the affairs of its real property portfolio. The data collected regarding percentage sales allows the Company to predict sales, to retain tenants and enhance mall stability.

      The Leasing/Development Department is responsible for maintaining relationships with tenants that afford the Company opportunities for new development and expansion. The Company conducts an active program of leasing, within the common area space of its malls and community centers, kiosks and other promotional displays on a seasonal basis. In addition to increased customer traffic, this approach generates additional revenue for the Company.

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

DEVELOPMENTS

      Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer, having constructed, developed or redeveloped 12 malls in this region (as well as four other malls in Arizona, Oregon and Washington). The Company maintains the in-house capability to bring a project from concept to completion. The Leasing/Development Department had a total of 30 full-time employees at December 31, 1999, including directors of Leasing, Development, Tenant Coordination and Design/Drafting.

      The Operating Partnership developed the Mall at Sierra Vista, an enclosed regional mall in Sierra Vista, Arizona. The mall held its grand opening on October 20, 1999 and added approximately 335,000 square feet of Total GLA to the Company's existing portfolio. The Mall at Sierra Vista is anchored by Dillard's, Sears and Cinemark Theaters and includes space for approximately 48 mall shops.

      The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah. The mall held its grand opening on October 28, 1998 and added approximately 723,000 square feet of Total GLA to the
Company's existing portfolio as of December 31, 1998.   Provo  Towne Centre is
anchored  by  Dillard's,  JCPenney, Sears and Cinemark Theaters and  includes
space for more than 80 mall  shops.   On  November  11, 1999, the mall held a
grand   opening  for  its  sixteen  screen  Cinemark  Theater   which   added
approximately 74,000 square feet of additional GLA.

      During 1999, the Operating Partnership developed an additional building at Halsey Crossing, a community center in Gresham, Oregon, and added approximately 16,300 square feet of GLA to this community center. During 1999, the Company also added approximately 18,000 square feet of GLA at Boise Towne Plaza in Boise, Idaho, approximately 12,500 square feet of GLA at Spokane Valley Mall in Spokane, Washington and approximately 34,200 square feet of Total GLA for Guesthouse Inn at Three Rivers Mall in Kelso, Washington.

      The Operating Partnership, through its consolidated partnership Price Spokane, Limited Partnership, has initiated the expansion of NorthTown Mall, an enclosed regional mall in Spokane, Washington. The project will be funded by the Company's $200 million unsecured credit facility and is expected to be completed in the third quarter of 2000 which will add approximately 100,000 square feet of additional GLA. Additionally, the Company is currently contemplating the expansion and renovation of several other of its Properties as well as other development and acquisitions.

      Further, the Properties contain approximately 108 acres of vacant land suitable for additional retail expansion projects. Likewise, the Properties include additional improved land ready for development of approximately 273,100 square feet of free- standing retail space. The Company will seek to expand these and other Properties in its retail portfolio, as well as newly acquired properties, depending on tenant demand and market conditions.

THIRD-PARTY PROPERTY MANAGEMENT

      The Company provides third-party property management for two office buildings, one located in Salt Lake City, Utah, and one in Park City, Utah, five commercial buildings located in Albuquerque, New Mexico, Creve Coeur, Missouri, Dallas, Texas, Escondido, California, Houston, Texas and Silver Lake Plaza, a community center, located in Coeur d'Alene, Idaho. In addition to these arrangements, the Company plans to pursue other property management opportunities. Because property management facilitates an understanding of a property's value and potential for cash flow growth, the Company believes that, in addition to generating property management fees, third-party property management arrangements can be a source of future acquisitions for the Company. For example, the Company was the property manager for Eastridge Mall and Silver Lake Mall prior to their acquisitions by the Company.

EMPLOYEES

      The Company had approximately 440 full-time employees and approximately 160 part-time employees at December 31, 1999. The Company believes its relationship with its employees is very good. None of the Company's employees are unionized.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any pending or threatened litigation at this time that will have a materially adverse effect on the Company or any of the Properties or its development parcels.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to stockholders during the fourth quarter period covered by this report.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information with respect to the executive officers of the Company:

NAME                                                AGE           POSITION
----                                               -----          --------
John Price                                          66           Chairman of the Board of Directors and Chief Executive Officer
G. Rex Frazier                                      56           President, Chief Operating Officer and Director
Paul K. Mendenhall                                  52           Vice President--Chief Investment Officer and Secretary
Martin G. Peterson                                  53           Vice President--Administration
Greg Curtis                                         49           Vice President--Property Management
David R. Sabey                                      47           Vice President and General Counsel
M. Scott Collins                                    44           Vice President--Chief Financial Officer and Treasurer
Terry Bybee                                         51           Vice President--Construction
Antoinette "Toni" R. Carter                         48           Vice President--Marketing

      JOHN PRICE has served as Chairman of the Board of Directors and Chief Executive Officer since September 1993. Mr. Price formed Fairfax Realty, Inc. ("Fairfax"), the principal entity through which the business of the Predecessor Companies was conducted, in 1972 and it's predecessor, John Price Associates, Inc., a construction company, in 1957. Mr. Price has developed and built substantial retail and commercial real estate properties during his 42 years in the real estate industry and has been involved in all facets of real estate development, construction, leasing, management and financing. Mr. Price is a member of the Board of Directors and the Executive Committee of Alta Industries-Utah, Inc. (a distributor of ferrous and nonferrous metals and a manufacturer of roofing, siding, and other structural components). Mr. Price is also a member of the National Association of Real Estate Investment Trusts Legislative Advisory Council, a member of the Board of Trustees and Management Committee of the Salt Lake Organizing Committee for 2002 Winter Olympic Games, and a member of the Advisory Board of the First Security Bank of Utah, N.A. Mr. Price is a graduate of the University of Utah.

      G. REX FRAZIER has served as President, Chief Operating Officer and a Director since September 1993. Prior to January 1994, Mr. Frazier served as President and Chief Operating Officer of Fairfax since 1986, prior to which he had served as Executive Vice President, Vice President-Finance and Director of Finance. Mr. Frazier has been involved in the real estate industry since 1976. He is a certified public accountant and, prior to joining Fairfax, worked as an audit supervisor with Touche Ross & Company. Mr. Frazier is a graduate of the University of Utah.

      PAUL K. MENDENHALL has served as Vice President-Chief Investment Officer and Secretary since May 1997, prior to which he served as Vice President-Finance and Secretary. Prior to January 1994, Mr. Mendenhall served as Vice President-Finance and Secretary of Fairfax since 1986, prior to which he served as Director of Finance and as Financial Analyst. Mr. Mendenhall has been involved in the real estate industry since 1977. He is a certified public accountant and, prior to joining Fairfax, worked as a senior auditor for Touche Ross & Company. Mr. Mendenhall is a former President and Director of the Utah Association of Certified Public Accountants (UACPA). Mr. Mendenhall is a graduate of the University of Utah.

      MARTIN G. PETERSON has served as Vice President-Administration since September 1993, prior to which he served as Vice President-
Administration/Accounting and Treasurer and as Assistant Vice President. Prior to January 1994, Mr. Peterson served as Vice President-Administration and Treasurer of Fairfax since 1978. Mr. Peterson has been involved in the real estate industry since 1975. He is a certified public accountant and, prior to joining Fairfax, worked as a senior auditor for Price Waterhouse & Co. Mr. Peterson is a member of the Advisory Board of the Marriott School of Management at Brigham Young University. Mr. Peterson is a graduate of Brigham Young University.

      GREG CURTIS has served as Vice President-Property Management since September 1993. Prior to January 1994, Mr. Curtis served as Vice President-Property Management of Fairfax since 1982. Prior to which he served as Director of Enclosed Malls and as a Mall Manager. Mr. Curtis has been involved in real estate since 1977. Mr. Curtis is a graduate of Brigham Young University.

      DAVID R. SABEY has served as Vice President and General Counsel since September 1993. Prior to January 1994, Mr. Sabey served as Vice President and General Counsel of Fairfax since 1990. Prior to joining Fairfax, Mr. Sabey worked as Assistant General Counsel for the Longs Drug Stores Corporation (a retail drug store company). Mr. Sabey has been in the retail and real estate industry since 1983. Mr. Sabey is a graduate of McGeorge School of Law and the University of Utah.

      M. SCOTT COLLINS has served as Vice President-Chief Financial Officer and Treasurer since May 1997. From November 1992 through May 1997, Mr. Collins served as Vice President-Finance and Administration, Chief Financial Officer and Secretary of Park City Group, Inc. (a software development company). Prior to his employment with Park City Group, Mr. Collins worked as a senior manager for Price Waterhouse where he was also involved with the real estate industry. Mr. Collins is a certified public accountant and is a graduate of Brigham Young University.

      TERRY BYBEE has served as Vice President-Construction since January 1999. Mr. Bybee served as Director of Construction, as Project Director and as Project Manager for the Company and Fairfax from October 1984. Mr. Bybee has been in the construction industry since 1969 and has been involved in all facets of construction and real estate development.

      TONI R. CARTER was recently named Vice President-Marketing in January 2000. Ms. Carter has served as Director of Corporate Marketing since June 1999. From November 1997 to June 1999, Ms. Carter owned and operated a marketing and communications firm, Carter & Carter. From 1994 to 1997, Ms. Carter worked as an account executive for Herridge & Associates, Inc. (a marketing and advertising agency). Ms. Carter is a 22-year veteran of mall and retail marketing she holds the Certified Marketing Director (CDM) designation from the International Council of Shopping Centers (ICSC) and is a
member  of  the  Westminister College Foundation  Board.   Ms.  Carter  is  a
graduate of the University of Utah.

                                        PART II


ITEM 5.  MARKET FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
MATTERS

      The Company's Common Stock is listed on the New York Stock Exchange under the symbol "JPR". As of March 7, 2000, the sales price for the Common Stock on the New York Stock Exchange was $18 per share. As of March 7, 2000, there were 235 stockholders of record, of which 234 were holders of Common Stock and one was a holder of Price Group Stock.

      The following table sets forth, the high and low sales price per share of the Common Stock and the dividends declared per share for each of the quarters presented:

                                                  SALES PRICE                       DIVIDENDS
                                          -----------------------------             DECLARED
                                               HIGH            LOW                  PER SHARE
                                          -------------   -------------         ---------------

YEAR ENDED 12/31/98
-------------------
         First Quarter                    $       26       $        24          $      .450

         Second Quarter                       25-1/8            22-1/2                 .450

         Third Quarter                       24-7/16            19-1/8                 .450

         Fourth Quarter                       26-5/8            18-1/2                 .465

YEAR ENDED 12/31/99
-------------------
         First Quarter                    $ 20-13/16       $   17-7/16          $      .465

         Second Quarter                      21-5/16            18-1/4                 .465

         Third Quarter                       21-1/16            17-1/8                 .465

         Fourth Quarter                      17-5/16           15-5/16                 .480

      During   1999   and   1998,   the   Company  recorded  regular  quarterly
dividends totaling $32,719,000 and $31,916,000, respectively, or $1.875 and
$1.815 per share of Common Stock, respectively.   Of  the  amounts  paid during
1999  and  1998,  23%   and 17%, respectively, represented a return of capital.
The Board of Directors has declared a quarterly dividend, payable to stockholders of record as of April 6, 2000, of $.48 per share which is
an  amount   equivalent   to   an  annual  dividend  of  $1.92  per  share.
Dividends on Price Group Stock  are  payable  by  the Company at a rate per
share  equal  to  80%  of the dividends declared on Common  Stock.   Future
dividends will be determined by the Board of Directors and will be dependent upon cash available for distribution, financial position and cash requirements of the Company.

      At  December 31, 1999, there were 200,000 shares  of  Price  Group  Stock
outstanding.   In addition to receiving dividends at a rate equal to 80% of the dividends paid on the Common Stock, the shares of Price Group Stock have the right, voting as a separate class from the Common Stock, to elect two of the seven directors of the Company. Each holder of Price Group Stock is entitled to one vote for each share of stock held. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number or shares of Common Stock if certain conditions are met.


ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other data for the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The historical financial information for all the periods has been derived from the audited historical consolidated financial statements.

      The following selected financial information should be read in conjunction with all of the financial statements included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    SELECTED FINANCIAL DATA
                        (Dollars in thousands except per share amounts)

                                                    1999              1998            1997            1996           1995
                                                  ---------        ----------      ----------      ----------     ----------
Revenues                                          $ 133,565        $  109,069      $   82,973       $  72,949     $   60,950
                                                  ---------        ----------      ----------      ----------     ----------
Expenses
 Operating Expenses before Interest,
 Depreciation and Amortization                       43,620            36,088          27,434          24,405         20,389
 Interest                                            27,769            20,501           9,066           7,776          6,623
 Depreciation and Amortization                       25,798            19,543          13,410          11,979         11,528
                                                  ---------        ----------      ----------      ----------     ----------
  Total                                              97,187            76,132          49,910          44,160         38,540
                                                  ---------        ----------      ----------      ----------     ----------
                                                     36,378            32,937          33,063          28,789         22,410
Minority Interest in Income of
 Consolidated Partnerships                             (349)             (277)           (273)           (269)          (320)
Equity in Net Loss of Partnership Interest               --                --              --              --           (184)
Gain on Sales of Real Estate                             --             1,096             339              94            918
                                                  ---------        ----------      ----------      ----------     ----------
Income Before Extraordinary Item and
 Minority Interest of thee Operating
 Partnership Unitholders                             36,029            33,756          33,129          28,614         22,824
Minority Interest of the Operating
 Partnership Preferred Unitholders                   (4,429)               --              --              --             --
Minority Interest of the Operating
 Partnership Common Unitholders                      (5,452)           (5,806)         (5,675)         (5,244)        (4,646)
Extraordinary Item - Loss on Early
Extinguishment of Debt, Net of
 Minority Interest of the Operating
 Partnership Unitholders                               (801)               --            (133)             --             --
                                                  ---------        ----------      ----------      ----------     ----------
  Net Income                                      $  25,347        $   27,950      $   27,321      $   23,370    $    18,178
                                                  =========        ==========      ==========      ==========    ===========
Basic Earnings Per Share (1)
 Income Before Extraordinary Item                 $    1.49        $     1.59      $     1.57      $     1.46    $      1.27
 Extraordinary Item                                   (0.05)               --           (0.01)             --             --
                                                  ---------        ----------      ----------      ----------    -----------
 Net Income                                       $    1.44        $     1.59      $     1.56      $     1.46    $      1.27
                                                  =========        ==========      ==========      ==========    ===========
Diluted Earnings Per Share (1)
 Income Before Extraordinary Item                 $    1.49        $     1.58      $     1.56      $     1.45    $      1.26
 Extraordinary Item                                   (0.05)               --           (0.01)             --             --
                                                  ---------        ----------      ----------      ----------    -----------
 Net Income                                       $    1.44        $     1.58      $     1.55      $     1.45    $      1.26
                                                  =========        ==========      ==========      ==========    ===========
Distributions Paid Per Share                      $   1.875        $    1.815      $    1.755      $    1.695    $     1.635
                                                  =========        ==========      ==========      ==========    ===========

                                    SELECTED FINANCIAL DATA
                        (Dollars in thousands except per share amounts)

                                                    1999              1998            1997            1996           1995
                                                  ---------        ----------      ----------      ----------     ----------

BALANCE SHEET DATA

Real Estate, before Accumulated Depreciation      $ 876,388        $  815,756      $  619,371      $  453,241     $  388,205
Total Assets                                        776,226           733,155         545,684         381,360        327,061
Borrowings                                          438,241           472,990         283,390         162,375        106,406
Minority Interest
 Preferred Unitholders                              104,571                --              --              --             --
 Common Unitholders                                  30,200            32,267          33,156          32,110         33,859
 Consolidated Partnerships                            2,006             1,743           1,695             668            727
Stockholders' Equity                                183,645           204,946         207,986         172,556        175,754
OTHER DATA

Funds From Operations (2)                            53,880            50,397          45,028          39,195         32,139
Net Operating Income                                 89,945            72,981          55,539          48,544         40,561

                                                   NUMBER OF PROPERTIES/TOTAL GLA AT DECEMBER 31,

                                                            1999            1998           1997           1996          1995
                                                        ------------    ------------   ------------   ------------  ------------
Number of Properties at Year-End                                  51              50             48             44            43
                                                        ============    ============   ============   ============  ============
Total GLA in Square Feet at Year-End
Malls.                                                    10,291,000       9,810,000      7,745,000      5,553,000     5,020,000
Community Centers and Free-Standing Retail Properties      3,367,000       3,191,000      3,164,000      3,091,000     3,091,000
Commercial Properties                                      1,354,000       1,354,000      1,418,000      1,418,000     1,394,000
                                                        ------------    ------------   ------------   ------------  ------------
Total                                                     15,012,000      14,355,000     12,327,000     10,062,000     9,505,000
                                                        ============    ============   ============   ============  ============

-------------------------------
(1)  Basic  earnings per share based  on  17,561,000,  17,620,000,  17,471,000,
     16,048,000 and 14,345,000 weighted average number of shares of Common Stock and Price Group Stock outstanding for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Diluted earnings per share based on 17,590,000, 17,723,000, 17,637,000, 16,133,000 and 14,411,000
     weighted diluted average number of shares of stock outstanding for years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. The units of limited partner interest in the Operating Partnership not held by the Company have not been included in the dilutive earnings per share calculation since there would be no effect on the per share amount as amounts allocated to a unit of limited partner interest are the same as amounts allocated to a share of Common Stock.
(2) The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs.
     FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with "Selected Financial Data" and the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

  The Company is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held an 82.2% controlling general partner interest in the Operating Partnership as of December 31, 1999. The Company's general partnership interest of the Operating Partnership was calculated using the outstanding common units and excludes the preferred units. The Operating Partnership's existing portfolio consists of 51 Properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with two free-standing retail Properties and six mixed-use commercial Properties. The Company's financial condition as of December 31, 1999 and 1998 and results of operations before depreciation for the years then ended were positively impacted by the October 20, 1999 opening of the Mall at Sierra Vista, the October 28, 1998 opening of Provo Towne Centre, the August 6, 1998 acquisition of NorthTown Mall, the December 30, 1997 acquisition of Salem Center, the June 1997 acquisitions of the Silver Lake Mall and Visalia Mall and the August 13, 1997 opening of the Spokane Valley Mall. The Operating Partnership's acquisition and development activities added a combined 4,757,000 square feet of Total GLA to the retail portfolio during 1999, 1998 and 1997.

RESULTS OF OPERATIONS

  COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

  For the year ended December 31, 1999, income before extraordinary item and minority interest of unitholders in the Operating Partnership increased $2,273,000 or 7% when compared to the year ended December 31, 1998. The improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $18,381,000; an increase in percentage and overage rents of $415,000; and an increase in recoveries from tenants of $5,693,000. These increases were offset by an increase in operating expenses of $7,320,000, an increase in general and administrative expense of $212,000, an increase in interest expense of $7,268,000 and an increase in depreciation and amortization of $6,255,000.

  For the year ended December 31, 1999, funds from operations increased $3,483,000 or 7% as compared to 1998, primarily as a result of acquisitions and developments as discussed herein.

  Total revenues for the year ended December 31, 1999 increased $24,496,000 or 22% to $133,565,000 as compared to $109,069,000 in 1998. This increase is primarily attributable to a $18,381,000 or 23% increase in minimum rents to $97,829,000 compared to $79,448,000 in 1998. Percentage and overage rents increased $415,000 or 9% to $4,906,000, as compared to $4,491,000 in 1998.
Additionally, recoveries from tenants increased $5,693,000 or 24% to $29,471,000 as compared to $23,778,000 in 1998. Recoveries from tenants as a percentage of operating expenses were 80% in both 1999 and 1998.

  The October 1999 opening at the Mall at Sierra Vista, the August 1998 acquisition of NorthTown Mall, the August 1998 expansion of Boise Towne Square, the October 1998 opening of Provo Towne Centre and the October 1998 addition of Sears to Red Cliffs Mall and Sears Tire and Battery to Red Cliff Plaza contributed $12,296,000 to the minimum rent increase, $355,000 to the percentage and overage rents increase and $3,833,000 of the increase in recoveries from tenants. Minimum rents increased $1,957,000 from a non-cash transaction in which a consolidated partnership of the Operating Partnership received a building in exchange for cancellation of a long-term ground lease. The remaining $4,128,000 increase in minimum rents was the result of increases experienced for the balance of the Company's portfolio of Properties.

  Revenues recognized from straight-line rents were $1,273,000 in 1999 as compared to $931,000 in 1998.

  Property operating expenses, including operating and maintenance expense, and real estate taxes and insurance expense increased $4,819,000 or 27% and $2,501,000 or 21%, respectively, for the year ended December 31, 1999, as compared to 1998. These increases were attributable mainly to the opening of the Mall at Sierra Vista, the acquisition of NorthTown Mall, the opening of Provo Towne Centre and the expansion of Boise Towne Square. These Properties contributed $3,708,000 to operating and maintenance expense and $1,565,000 to taxes and insurance.

  General and administrative expenses increased $212,000 or 3% to $6,618,000 in 1999 as compared to $6,406,000 in 1998. The increase is primarily related to increased costs associated with the growth of the Company due to the acquisition of NorthTown Mall and the openings of developed Properties.

  Interest expense increased $7,268,000 or 35% to $27,769,000 in 1999 as compared to $20,501,000 in 1998. This increase is the result of additional interest on new borrowings for newly added GLA, the acquisition of NorthTown Mall and a decrease in capitalized interest due to completed GLA, partially offset by the reduction of borrowings outstanding, funded by the sale of the Series A Preferred Units and the Series B Preferred Units by the Operating Partnership. Interest capitalized on projects under development was $2,404,000 in 1999 as compared to $3,754,000 in 1998.

  Depreciation expense increased $6,208,000 or 36% to $23,514,000 as compared to $17,306,000 in 1998. This increase was primarily due to the acquisition of NorthTown Mall, changes in asset lives on certain tenant improvements as a result of early lease terminations and increased GLA.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

  For the year ended December 31, 1998,  income  before  extraordinary item and minority  interest  of  unitholders  in  the  Operating  Partnership  increased
$627,000  or  2% when  compared  to  the  year  ended  December 31,  1997.   The
improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $19,824,000; an increase in percentage and
overage  rents  of  $595,000;   an  increase  in  recoveries  from  tenants  of
$5,579,000; and an increase in other  revenues  of  $240,000.   These increases
were offset by an increase in operating expenses of $7,695,000, an increase in general and administrative expense of $959,000, an increase in interest expense of $11,435,000 and an increase in depreciation and amortization of $6,133,000.

  For the year ended December 31, 1998, funds from operations increased $5,369,000 or 12% as compared to 1997 primarily as a result of acquisitions and developments as discussed herein.

  Total revenues for the year ended December 31, 1998 increased $26,096,000 or 31% to $109,069,000 as compared to $82,973,000 in 1997. This increase is primarily attributable to a $19,824,000 or 33% increase in minimum rents to $79,448,000 in 1998 as compared to $59,624,000 in 1997. Percentage and overage rents increased $595,000 or 15% to $4,491,000 in 1998 as compared to $3,896,000 in 1997. Additionally, recoveries from tenants increased $5,579,000 or 31% to $23,778,000 in 1998 as compared to $18,199,000 in 1997 and other income increased $240,000. Recoveries from tenants as a percentage of operating expenses were 80% in 1998 as compared to 83% in 1997.

  The June 1997 acquisitions of Silver Lake Mall and Visalia Mall, the August 13, 1997 opening of Spokane Valley Mall, the December 30, 1997 acquisition of Salem Center, the August 6, 1998 acquisition of NorthTown Mall and the October 28, 1998 opening of Provo Towne Centre contributed $15,371,000 to the minimum rent increase, $887,000 to the percentage and overage rents increase and $4,971,000 of the increase in recoveries from tenants. The November 1997 opening of Boise Towne Plaza contributed $1,100,000 to the minimum rent increase and $139,000 to the increase in recoveries from tenants. Commercial property revenues increased $950,000 to $8,299,000 in 1998 as compared to
$7,349,000  in  1997.   The  increase  in  commercial  properties  revenue  was
primarily due to new tenant leases with higher tenant recoveries offset somewhat by decreased occupancy levels.

  Revenues recognized from straight-line rents were $931,000 in 1998 as compared to $505,000 in 1997.

  Property operating expenses, including operating and maintenance expense, and real estate taxes and insurance expense increased $4,601,000 or 34% and $3,094,000 or 36%, respectively for the year ended December 31, 1998 as compared to 1997. These increases were attributable to the acquisitions of NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall and the opening of Spokane Valley Mall, Boise Towne Plaza and Provo Towne Centre. These Properties contributed $4,570,000 to operating and maintenance expense and $2,487,000 to taxes and insurance.

  General and administrative expenses increased $959,000 or 18% to $6,406,000 in 1998 as compared to $5,447,000 in 1997. The increase is primarily related to increased costs associated with the growth of the Company due to the acquisitions of NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall and the opening of Spokane Valley Mall, Boise Towne Plaza and Provo Towne Centre.

  Interest expense increased $11,435,000 or 126% to $20,501,000 in 1998 as compared to $9,066,000 in 1997. This increase is the result of additional interest on new borrowings to acquire NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall and on borrowings related to Spokane Valley Mall and Provo Towne Centre. Interest capitalized on projects under development was $3,754,000 in 1998 as compared to $3,509,000 in 1997.

  Depreciation expense increased $5,504,000 or 47% to $17,306,000 in 1998 as compared to $11,802,000 in 1997. This increase was primarily due to the acquisition of NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall, the opening of the Spokane Valley Mall, Boise Towne Plaza and Provo Towne Centre and tenant allowances given on existing GLA.

LIQUIDITY AND CAPITAL RESOURCES

  The  Company's  principal  uses  of its liquidity and capital resources  have
historically  been  for  dividends,   property  acquisitions,  development,
expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Company declared quarterly dividends aggregating $1.875 per
share   in  1999.   Approximately  23%  of  the  Company's  1999  dividends
represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

  The Company's principal source of liquidity is the cash flow from operations generated from its real estate investments. As of December 31, 1999, the Company's cash and restricted cash amounted to approximately $10.9 million. In addition to its cash and restricted cash, unused capacity under its $200 million unsecured credit facility totaled $99.5 million at year end.

  The Company generally intends to distribute approximately 70% - 80% of its funds from operations with the remaining amounts to be held for capital expenditures and additional growth. The Company expects to meet its other short-term cash requirements including recurring capital expenditures related to maintenance and improvements of existing Properties, through undistributed funds from operations, cash balances and advances under the credit facility.

  The Company prepares an annual capital expenditure and maintenance budget for each Property which includes provisions for all necessary recurring capital improvements. The Company believes that its undistributed funds from operations will provide the necessary funding for these requirements. The Company believes that these funds will be sufficient to cover (i) tenant finish costs associated with the renewal or replacement of current tenant leases as existing leases expire and (ii) capital expenditures which will not be reimbursed by tenants. During 1999, the Company had capital expenditures, totaling approximately $64,869,000. This amount consists of $56,801,000 in revenue enhancing construction and development, $4,793,000 in revenue enhancing tenant allowances, $1,782,000, in non-revenue enhancing tenant allowances and $658,000 in other non-revenue enhancing capital expenditures. The Company also paid $835,000 in leasing commissions to outside parties. Of this amount, $125,000 was considered revenue enhancing and $710,000 was considered non-revenue enhancing. Exclusive of construction and development, capital expenditures (both revenue and non-revenue enhancing) for the existing Properties are budgeted in 2000 to be approximately $7.8 million.

  The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At December 31, 1999, the Company's total outstanding indebtedness was approximately $438.2 million. Such indebtedness included: (i) the outstanding balance on the $200 million unsecured credit facility which equaled approximately $91 million at December 31, 1999 and is due October 2000; (ii) the $12.2 million 8.5% note secured by real estate, which requires a balloon payment of approximately $11.9 million in October 2000; (iii) the $61.2 million 6.37% notes secured by real estate which mature in January 2001; (iv) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001; (v) the Spokane Valley Mall construction loan of approximately $41.6 million which is due in August 2001; (vi) the $100 million senior notes principal payable of $25 million a year beginning March 2005; and (vii) the $83.4 million 6.68% first mortgage, which requires a balloon payment of approximately $73.0 million in September 2008.

  The Company is also contemplating the expansion and renovation of several of its existing Properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these amounts primarily through advances under the $200 million unsecured credit facility, together with equity and debt offerings and individual property financings. The availability of such financing will influence the Company's decision to proceed with, and the pace of its development and acquisition activities.

  On  April  23,  1999,  the  Operating  Partnership  issued  510,000 Series  A
Preferred Units in a private placement. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the $200 million unsecured credit facility. On July 28, 1999, the Operating Partnership also issued 3,800,000 Series B 8.95% Preferred Units in a private placement. Each Series B Preferred Unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Company used the proceeds of approximately $92 million to repay $90 million in borrowings outstanding under the $200 million unsecured credit facility and increase operating cash. Quarterly distributions to the holders of the Series A and Series B Preferred Units are due on the last day of each March, June, September and December.

  On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, allowed for up to an aggregate of $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, the Operating Partnership under this registration statement, issued $100 million of ten year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement making the effective rate of interest on these notes at 7.24%. Interest payments are due semi annually on March 11 and September 11 of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the $200 million unsecured credit facility. At December 31, 1999, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

  The Company intends to fund its stock repurchase, distribution, development, expansion, renovation, acquisition and debt repayment activities from its $200 million unsecured credit facility as well as other debt and equity financings, including public financings. The Company's ratio of debt-to-total market capitalization was approximately 50% as of December 31, 1999.

  The Company believes that to facilitate a clear understanding of the consolidated historical operating results, the Company's net income should be examined in conjunction with funds from operations. The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by NAREIT as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs.

  The Company's calculation of FFO is as follows:

                                                                          Years Ended December 31,
                                                                   --------------------------------------
                                                                         1999                  1998
                                                                   ----------------      ----------------
                                                                                 (DOLLARS IN THOUSANDS)
Income Before Minority Interest, Gain on Sales
 of Real Estate and Extraordinary Item                             $         36,378      $         32,937
 Add: Depreciation of Buildings & Improvements                               23,395                17,072
 Add: Amortization of Deferred Leasing Costs                                    632                   665
 Less: Minority Interest of the Operating Partnership
  Preferred Unitholders                                                      (4,429)                   --
 Less: Minority Interest in Income of Consolidated
  Partnerships                                                                 (349)                 (277)
 Less:  Minority Interest in Depreciation                                      (769)                   --
 Less:  Income from One-Time, Lease Termination
  Settlement, Net of Minority Interest of $979                                 (978)                   --
                                                                   ----------------      ----------------
 Funds From Operations                                             $         53,880      $         50,397
                                                                   ================      ================

YEAR 2000 ISSUES

      In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 ("Y2K") issue. If this situation were to occur, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt the Company's operations.

      The Company developed a comprehensive strategy for updating its systems for Y2K compliance. The Company's information technology ("IT") systems include software and hardware purchased from outside vendors, as well as in-house developed software. The Company is confident that vendor developed software and hardware has been made Y2K compliant through installing and compliance testing vendor provided Y2K updates. In-house developed software has been identified, assessed and tested. As of this report, the Company has not experienced any significant failures in its IT system as a result of the date change to the year 2000.

      The Company believes that the identification of its non-IT systems which may be impacted by the Y2K problem, including those relating to property management (e.g. alarm systems and HVAC systems) has been completed, and that modifications, validation and implementation are complete. The Company did not experience any problems in this area when the year changed to 2000 and we do not anticipate any future problems.

      As of December 31, 1999, the Company has spent an aggregate of approximately $131,000 to address the Y2K issue. Costs included incremental salary and fringe benefits for personnel, hardware and software costs and consulting and travel expenses associated with addressing Y2K issues. These costs were expensed as incurred or, in the case of equipment or software replacement, were capitalized and depreciated over the expected useful life. The Company believes additional costs related to the Y2K issues will not be material.

      The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired or updated and that such interruptions would have a minor effect on the Company's operations.

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

OTHER MATTERS

      The Company has reviewed all recently issued, but not yet adopted accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future results of operations or financial position.

      The statements contained in this Annual Report on Form 10-K that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, budgets, estimates, contemplations and Y2K compliance. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. it is important to note that the Company's actual results could differ materially from those in such forward looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, law and regulations, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development, redevelopment or expansion of Properties and unexpected developments surrounding the Y2K issues.


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

      The Company uses long-term and medium-term debt as a source of capital. At December 31, 1999, the Company had approximately $261,849,000 in outstanding fixed rate debt, consisting of $100,000,000 unsecured senior notes and $161,849,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 7.0% for the year ended December 31, 1999. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Company has approximately $12,211,000 in fixed rate debt maturing in 2000.

      The Company's credit facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. At December 31, 1999, the Company had approximately $176,392,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 6.8% for the year ended December 31, 1999. If the interest rate for the Company's variable rate debt increased or decreased by 1% during 2000, the Company's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,764,000.

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



                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the Company's Directors appears under the heading "Election of Directors" in the Company's proxy statement relating to its 2000 Annual Meeting of Stockholders to be held on May 3, 2000 and is incorporated herein by reference.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under the heading "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement relating to its 2000 Annual Meeting of Stockholders to be held on May 3, 2000 and is incorporated herein by reference.

      Information regarding the Company's Executive Officers appears in Item 4A of Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation appears under the heading "Executive Compensation" in the Company's proxy statement relating to its 2000 Annual Meeting of Stockholders to be held on May 3, 2000 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table of beneficial ownership of the Company appears under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement relating to its 2000 Annual Meeting of Stockholders to be held on May 3, 2000 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement relating to its 2000 Annual Meeting of Stockholders to be held on May 3, 2000 and is incorporated herein by reference.



                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  (1) and (2) Financial Statements and Financial Statements Schedules

       See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K

       (b)  Current Reports on Form 8-K

            None

       (c)  Exhibits

                                           EXHIBIT INDEX

Exhibit                                                                                                  Page
Number                                  Description                                                      Number
------                                  -----------                                                      ------
3.1                      Amended and Restated Articles of Incorporation the Company (3(a))*
3.2                      Amended and Restated Bylaws of the Company (3(b))**
3.3                      Articles Supplementary of the Company relating to the 8.75 Series A Cumulative
                         Redeemable Preferred Stock***
3.4                      Articles Supplementary of the Company relating to the 8.95% Series B Cumulative
                         Redeemable Preferred Stock***
3.5                      Articles Supplementary of the Company relating to the election to be subject to
                         Title 3, Subtitle 8 of the Maryland General Corporation Law****
3.6                      Articles Supplementary of the Company relating to the Series A Junior Preferred
                         Stock****
3.7                      Amendment to the Bylaws of the Company****
4.1                      Specimen of Common Stock Certificate (4)*
10.1                     Second Amended and Restated Agreement of Limited Partnership of Price
                         Development Company, Limited Partnership***
10.2                     Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3                     Loan Agreements related to Mortgage Debt and related documents (10(c))*
             i)          Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                         of Price Financing Partnership, L.P.
             ii)         Intentionally Omitted
             iii)        Indenture between Price Capital Corp. and a Trustee
             iv)         Limited Guarantee Agreement (Guarantee of Collection) for outside investors
             v)          Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
             vi)         Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                         Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
             vii)        Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                         Partnership, L.P.
             viii)       Management and Leasing Agreement among Price Financing Partnership, L.P. and
                         Price Development Company, Limited Partnership
             ix)         Assignment of Management and Leasing Agreement of Price Financing Partnership,
                         L.P.
10.4                     Employment and Non-Competition Agreement between the Company and John Price
                         (10(d))*
10.5                     Indemnification Agreement for Directors and Officers (10(f))*
10.6                     Registration Rights Agreement among the Company and the Limited Partners of
                         Price Development Company, Limited Partnership (10(g))*
10.7                     Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                         Partnership*****
10.8                     Exchange Agreement among the Company and the Limited Partners of Price
                         Development Company, Limited Partnership (10(h))*
10.9                     1993 Stock Option Plan (10(i))*
10.10                    Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Ground lease for Plaza
                         9400) (10(j))*
10.11                    Lease Agreement between The Corporation of the President of the Church of Jesus
                         Christ of Latter Day Saints and Price-James and Assumptions, dated September
                         24, 1979.  (Ground lease for Anaheim Plaza) (10(k))*
10.12                    Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                         July 26, 1974, and Amendments and Transfers thereto. (Ground lease for Fort
                         Union Plaza) (10(l))*
10.13                    Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                         and dated August 1, 1975 and Amendments thereto. (Ground lease for Price
                         Fremont) (10(m))*
10.14                    Ground lease between Aldo Rossi and Price Development Company, dated June 1,
                         1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))*

Exhibit                                                                                                               Page
Number                                                Description                                                    Number
------                                                -----------                                                    ------
10.15                       Loan Agreements related to 1995 Credit Facility*****
                i)          Credit Agreement, dated March 8, 1995, between Price Development Company,
                            Limited Partnership and Lexington Mortgage Company
                ii)         Note dated March 8, 1995
                iii)        Guaranty of Payment dated March 8, 1995 between the Company and Lexington
                            Mortgage Company
                iv)         Cash Collateral Account Security, Pledge and Assignment Agreement dated March
                            8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah,
                            N.A. and Lexington Mortgage Company
                v)          Amended and Restated Credit Agreement dated June 29, 1995 between Price
                            Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc.
                            and Capital Market Assurance Corporation
                vi)         Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement
                            dated June 29, 1995
                vii)        Reaffirmation of Guaranty dated June 29, 1995
10.16                       First Amendment to Second Amended and Restated Agreement of Limited Partnership
                            of Price Development Company, Limited Partnership***
10.17                       Second Amendment to Second Amended and Restated Agreement of Limited
                            Partnership of Price Development Company, Limited Partnership***
10.18                       Third Amendment to Second Amended and Restated Agreement of Limited Partnership
                            of Price Development Company, Limited Partnership******
10.19                       Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC,
10.20                       Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership
                            of Price Development Company, Limited Partnership
                            as Rights Agent
23.                         Consent of Independent Accountants
27.                         Financial Data Schedule
--------------------------
              * Documents were previously filed with the Company's Registration Statement on Form S-11,
                File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
             ** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and is incorporated herein by reference.
            *** Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
           **** Documents were previously filed with the Company's current report on Form 8-K, dated August
                13, 1999, and are incorporated herein by reference.
          ***** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.
         ****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.

                                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                JP REALTY, INC.
                                                By:               /s/ John Price
                                                                 ----------------------------
                                                                  John Price
                                                                  Chairman of the Board of Directors
                                                                  and Chief Executive Officer


Date:  March 16, 2000

                             -----------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 NAME                                                      TITLE                                  DATE

/s/ John Price
-----------------------------------                        Chairman of the Board of Directors,    March 16, 2000
                John Price                                 Chief Executive Officer and Director
                                                           (Principal Executive Officer)
/s/ G. Rex Frazier
-----------------------------------                        President, Chief Operating Officer     March 16, 2000
               G. Rex Frazier                              and Director

/s/ M. Scott Collins
-----------------------------------                        Vice President, Chief Financial        March 16, 2000
              M. Scott Collins                             Officer and Treasurer (Principal
                                                           Financial and Accounting Officer)

/s/ Warren P. King
------------------------------------                       Director                               March 16, 2000
              Warren P. King


/s/ Sam W. Souvall
------------------------------------                       Director                               March 16, 2000
              Sam W. Souvall

                                           EXHIBIT INDEX

Exhibit                                                                                                  Page
Number                                  Description                                                     Number
------                                  -----------                                                      ------
3.1                      Amended and Restated Articles of Incorporation the Company (3(a))*
3.2                      Amended and Restated Bylaws of the Company (3(b))**
3.3                      Articles Supplementary of the Company relating to the 8.75 Series A Cumulative
                         Redeemable Preferred Stock***
3.4                      Articles Supplementary of the Company relating to the 8.95% Series B Cumulative
                         Redeemable Preferred Stock***
3.5                      Articles Supplementary of the Company relating to the election to be subject to
                         Title 3, Subtitle 8 of the Maryland General Corporation Law****
3.6                      Articles Supplementary of the Company relating to the Series A Junior Preferred
                         Stock****
3.7                      Amendment to the Bylaws of the Company****
4.1                      Specimen of Common Stock Certificate (4)*
10.1                     Second Amended and Restated Agreement of Limited Partnership of Price
                         Development Company, Limited Partnership***
10.2                     Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3                     Loan Agreements related to Mortgage Debt and related documents (10(c))*
             i)          Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                         of Price Financing Partnership, L.P.
             ii)         Intentionally Omitted
             iii)        Indenture between Price Capital Corp. and a Trustee
             iv)         Limited Guarantee Agreement (Guarantee of Collection) for outside investors
             v)          Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
             vi)         Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                         Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
             vii)        Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                         Partnership, L.P.
             viii)       Management and Leasing Agreement among Price Financing Partnership, L.P. and
                         Price Development Company, Limited Partnership
             ix)         Assignment of Management and Leasing Agreement of Price Financing Partnership,
                         L.P.
10.4                     Employment and Non-Competition Agreement between the Company and John Price
                         (10(d))*
10.5                     Indemnification Agreement for Directors and Officers (10(f))*
10.6                     Registration Rights Agreement among the Company and the Limited Partners of
                         Price Development Company, Limited Partnership (10(g))*
10.7                     Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                         Partnership*****
10.8                     Exchange Agreement among the Company and the Limited Partners of Price
                         Development Company, Limited Partnership (10(h))*
10.9                     1993 Stock Option Plan (10(i))*
10.10                    Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Ground lease for Plaza
                         9400) (10(j))*
10.11                    Lease Agreement between The Corporation of the President of the Church of Jesus
                         Christ of Latter Day Saints and Price-James and Assumptions, dated September
                         24, 1979.  (Ground lease for Anaheim Plaza) (10(k))*
10.12                    Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                         July 26, 1974, and Amendments and Transfers thereto. (Ground lease for Fort
                         Union Plaza) (10(l))*
10.13                    Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                         and dated August 1, 1975 and Amendments thereto. (Ground lease for Price
                         Fremont) (10(m))*
10.14                    Ground lease between Aldo Rossi and Price Development Company, dated June 1,
                         1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))*


Exhibit                                                                                                               Page
Number                                                DESCRIPTION                                                    Number
------                                                -----------                                                    ------
10.15                       Loan Agreements related to 1995 Credit Facility*****
                i)          Credit Agreement, dated March 8, 1995, between Price Development Company,
                            Limited Partnership and Lexington Mortgage Company
                ii)         Note dated March 8, 1995
                iii)        Guaranty of Payment dated March 8, 1995 between the Company and Lexington
                            Mortgage Company
                iv)         Cash Collateral Account Security, Pledge and Assignment Agreement dated March
                            8, 1995 between Price Development Company, Limited Partnership, Bank One, Utah,
                            N.A. and Lexington Mortgage Company
                v)          Amended and Restated Credit Agreement dated June 29, 1995 between Price
                            Development Company, Limited Partnership, Merrill Lynch Mortgage Capital, Inc.
                            and Capital Market Assurance Corporation
                vi)         Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement
                            dated June 29, 1995
                vii)        Reaffirmation of Guaranty dated June 29, 1995
10.16                       First Amendment to Second Amended and Restated Agreement of Limited Partnership
                            of Price Development Company, Limited Partnership***
10.17                       Second Amendment to Second Amended and Restated Agreement of Limited
                            Partnership of Price Development Company, Limited Partnership***
10.18                       Third Amendment to Second Amended and Restated Agreement of Limited Partnership
                            of Price Development Company, Limited Partnership******
10.19                       Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC,
                            as Rights Agent****
10.20                       Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership
                            of Price Development Company, Limited Partnership
23.                         Consent of Independent Accountants
27.                         Financial Data Schedule
--------------------------
              * Documents were previously filed with the Company's Registration Statement on Form S-11,
                File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
             ** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and is incorporated herein by reference.
            *** Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
           **** Documents were previously filed with the Company's current report on Form 8-K, dated August
                13, 1999, and are incorporated herein by reference.
          ***** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.
         ****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.

                           INDEX TO FINANCIAL STATEMENTS

JP REALTY, INC.                                                         PAGE

Report of Independent Accountants                                       F-2

Consolidated Balance Sheet as of December 31, 1999 and 1998             F-3

Consolidated Statement of Operations for the years ended
 December 31, 1999, 1998 and 1997                                       F-4
Consolidated Statement of Stockholders' Equity                          F-5
Consolidated Statement of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997                                       F-6

Notes to Consolidated Financial Statements                              F-7

Schedule II - Valuation and Qualifying Accounts                        F-20

Schedule III - Real Estate and Accumulated Depreciation                F-21

                           REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of JP Realty, Inc.

      In our opinion, the consolidated financial statements and schedules listed in the accompanying index, present fairly, in all material respects, the financial position of JP Realty, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
---------------------------------
PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 2, 2000

                                JP REALTY, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                                               December 31,                 December 31,
                                                                                   1999                        1998
                                                                            -------------------         -------------------
ASSETS
Real Estate Assets
  Land                                                                      $           105,959         $           102,921
  Buildings                                                                             752,040                     684,762
                                                                            -------------------         -------------------
                                                                                        857,999                     787,683
  Less: Accumulated Depreciation                                                       (135,027)                   (114,136)
                                                                            -------------------         -------------------
  Operating Real Estate Assets                                                          722,972                     673,547
  Real Estate Under Development                                                          18,389                      28,073
                                                                            -------------------         -------------------
   Net Real Estate Assets                                                               741,361                     701,620
Cash                                                                                      7,767                       5,123
Restricted Cash                                                                           3,149                       3,605
Accounts Receivable, Net                                                                 10,368                       9,713
Deferred Charges, Net                                                                     7,526                       8,570
Other Assets                                                                              6,055                       4,524
                                                                            -------------------         -------------------
                                                                            $           776,226         $           733,155
                                                                            ===================         ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                                                  $           438,241         $           472,990
Accounts Payable and Accrued Expenses                                                    16,716                      20,411
Other Liabilities                                                                           847                         798
                                                                            -------------------         -------------------
                                                                                        455,804                     494,199
                                                                            -------------------         -------------------
Minority Interest
   Preferred Unitholders                                                                104,571                          --
   Common Unitholders                                                                    30,200                      32,267
   Consolidated Partnerships                                                              2,006                       1,743
                                                                            -------------------         -------------------
                                                                                        136,777                      34,010
                                                                            -------------------         -------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
8.75% Series A Cumulative Redeemable
 Preferred Stock, $.0001 par value, liquidation preference
 $25.00 per share, 510,000 shares authorized, none issued or
 outstanding                                                                                 --                          --
8.95% Series B Cumulative Redeemable
 Preferred Stock, $.0001 par value, liquidation preference
 $25.00 per share, 3,800,000 shares authorized, none issued or
 outstanding                                                                                 --                          --
Series A Junior Participating Preferred Stock, $.0001 per
 share, 3,060,000 shares authorized, none issued or outstanding                              --                          --
Common Stock, $.0001 par value, 117,430,000 authorized,
 16,626,000 shares (excluding 857,000 shares held in treasury)
 and 17,441,000 shares issued and outstanding at
 December 31, 1999 and 1998, respectively                                                     2                           2
Price Group Stock, $.0001 par value, 200,000 shares authorized,
 issued and outstanding                                                                      --                          --
Excess Stock, 75,000,000 shares authorized, none issued or
outstanding                                                                                  --                          --
Additional Paid-in Capital                                                              233,498                     233,061
Accumulated Distributions in Excess of Net Income                                       (35,489)                    (28,117)
Less: Treasury Stock, at cost                                                           (14,366)                         --
                                                                            -------------------          ------------------
                                                                                        183,645                     204,946
                                                                            -------------------          ------------------
                                                                            $           776,226          $          733,155
                                                                            ===================          ==================

                                           JP REALTY, INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)

                                                                                   1999              1998             1997
                                                                               ------------      ------------     ------------
REVENUES
Minimum Rents                                                                  $     97,829      $     79,448     $     59,624
Percentage and Overage Rents                                                          4,906             4,491            3,896
Recoveries from Tenants                                                              29,471            23,778           18,199
Interest                                                                                637               404              546
Other                                                                                   722               948              708
                                                                               ------------      ------------     ------------
                                                                                    133,565           109,069           82,973
                                                                               ------------      ------------     ------------
EXPENSES
Operating and Maintenance                                                            22,142            17,366           12,990
Real Estate Taxes and Insurance                                                      14,141            11,640            8,546
Advertising and Promotions                                                              719               676              451
General and Administrative                                                            6,618             6,406            5,447
Depreciation                                                                         23,514            17,306           11,802
Amortization of Deferred Financing Costs                                              1,652             1,572              969
Amortization of Deferred Leasing Costs                                                  632               665              639
Interest                                                                             27,769            20,501            9,066
                                                                               ------------      ------------     ------------
                                                                                     97,187            76,132           49,910
                                                                               ------------      ------------     ------------
                                                                                     36,378            32,937           33,063

Minority Interest in Income of Consolidated Partnerships                               (349)             (277)            (273)
Gain on Sales of Real Estate                                                             --             1,096              339
                                                                               ------------      ------------     ------------
Income Before Extraordinary Item and Minority Interest
 of the Operating Partnership Unitholders                                            36,029            33,756           33,129
Minority Interest of the Operating Partnership Preferred Unitholders                 (4,429)               --               --
Minority Interest of the Operating Partnership Common Unitholders                    (5,452)           (5,806)          (5,675)
                                                                               ------------      ------------     ------------
Income Before Extraordinary Item                                                     26,148            27,950           27,454
Extraordinary Item - Loss on Early Extinguishment of Debt,
 Net of Minority Interest of the Operating Partnership Unitholders                     (801)               --             (133)
                                                                               ------------      ------------    -------------
  Net Income                                                                   $     25,347      $     27,950    $      27,321
                                                                               ============      ============    =============

Basic Earnings Per Share
 Income Before Extraordinary Item                                              $       1.49      $       1.59    $        1.57
 Extraordinary Item                                                                   (0.05)               --            (0.01)
                                                                               ------------      ------------    -------------
  Net Income                                                                   $       1.44      $       1.59    $        1.56
                                                                               ============      ============    =============

Diluted Earnings Per Share
 Income Before Extraordinary Item                                              $       1.49      $       1.58    $        1.56
 Extraordinary Item                                                                   (0.05)               --            (0.01)
                                                                               ------------      ------------    -------------
 Net Income                                                                    $       1.44      $       1.58    $        1.55
                                                                               ============      ============    =============

                                              JP REALTY, INC.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (DOLLARS IN THOUSANDS)

                                                                                         ACCUMULATED
                                                                          ADDITIONAL     DISTRIBUTIONS
                                             SHARES OF       COMMON        PAID-IN        IN EXCESS      TREASURY
                                              STOCK*         STOCK*        CAPITAL       OF NET INCOME    STOCK        TOTAL
                                          -------------     ----------    ----------     -------------   ---------  -----------
Stockholders' Equity at December 31, 1996   16,074,000      $      2      $  193,229     $    (20,675)          --  $   172,556
Sale of Common Stock                         1,500,000            --          38,632               --           --       38,632
Stock Options Exercised                         12,000            --             234               --           --          234
Operating Partnership Common
 Units Converted                                 4,000            --              40               --           --           40
Net Income                                          --            --             --            27,321           --       27,321
Dividends Paid                                      --            --             --           (30,797)          --      (30,797)
                                          -------------     ----------    ----------     -------------   ---------  -----------
Stockholders' Equity at December 31, 1997   17,590,000             2         232,135           (24,151)          --      207,986
Stock Options Exercised                         51,000            --             923                --           --          923
Operating Partnership Common
 Units Converted                                    --            --               3                --           --            3
Net Income                                          --            --              --            27,950           --       27,950
Dividends Paid                                      --            --              --           (31,916)          --      (31,916)
                                          -------------     ----------    ----------     -------------   ---------  -----------
Stockholders' Equity at December 31, 1998   17,641,000             2         233,061           (28,117)          --      204,946
 Operating Partnership Common
 Units Converted                                42,000            --             437                --           --          437
Net Income                                          --            --              --            25,347           --       25,347
Repurchase of Common Stock                    (857,000)           --              --                --      (14,366)     (14,366)
Dividends Paid                                      --            --              --           (32,719)          --      (32,719)
                                          ------------      --------      ----------      ------------    ---------  -----------
Stockholders' Equity at December 31, 1999   16,826,000      $      2      $  233,498      $    (35,489)   $ (14,366) $   183,645
                                          ============      ========      ==========      ============    =========  ===========

--------------------
  * Includes Common Stock and 200,000 outstanding shares of Price Group Stock

                                       JP REALTY, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)

                                                                                   For the Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                               1999                1998               1997
                                                                         ---------------      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                               $        25,347      $       27,950     $       27,321
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
 Extraordinary Item, Net of Minority Interest                                        801                  --                133
 Depreciation                                                                     23,514              17,306             11,802
 Amortization                                                                      2,284               2,237              1,608
 Minority Interest in Income of Consolidated Partnerships                            349                 277                273
 Minority Interest of the Operating Partnership Preferred Unitholders              4,429                  --                 --
 Minority Interest of the Operating Partnership Common Unitholders                 5,452               5,806              5,675
 Gain on Sales of Real Estate                                                         --              (1,096)              (339)
 Real Estate Received due to Lease Termination                                    (1,957)                 --                 --
 Increase in Accounts Receivable, Net                                               (698)             (4,112)            (2,261)
 Increase in Deferred Charges                                                       (926)               (927)            (1,290)
(Decrease) Increase in Accounts Payable and Accrued Expenses                      (6,647)              3,739              3,368
 Increase in Other Assets                                                         (1,793)             (1,129)            (1,917)
                                                                         ---------------      --------------     --------------
   Net Cash Provided by Operating Activities                                      50,155              50,051             44,373
                                                                         ---------------      --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Real Estate Assets, Developed or Acquired                                       (57,993)           (200,022)          (137,560)
 Proceeds from Sales of Real Estate                                                   --               1,289                469
 Decrease (Increase) in Restricted Cash                                              456              (1,140)               (93)
                                                                         ---------------      --------------     --------------
   Net Cash Used in Investing Activities                                         (57,537)          (199,873)           (137,184)
                                                                         ---------------      --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Borrowings                                                        125,842             289,384            219,088
 Repayment of Borrowings                                                        (160,591)            (99,784)          (123,320)
 Penalty Paid on Early Retirement of Debt                                           (527)                 --                 --
 Deferred Financing Costs                                                           (771)             (2,344)            (1,503)
 Net Proceeds from Sale of Common Stock
  and Stock Options Exercised                                                         --                 923             38,865
 Proceeds from Issuance of Preferred Units                                       104,571                  --                 --
 Distributions to Preferred Unitholders                                           (4,429)                 --                 --
 Capital Contribution by Minority Partner                                             --                  --              1,000
 Distributions to Minority Interest of Consolidated Partnerships                  (6,984)             (6,921)            (6,669)
   and Common Unitholders
 Dividends Paid to Stockholders                                                  (32,719)            (31,916)           (30,797)
 Repurchase of Common Stock                                                      (14,366)                 --                 --
                                                                         ---------------      --------------     --------------
   Net Cash Provided by Financing Activities                                      10,026             149,342             96,664
                                                                         ---------------      --------------     --------------
Net Increase (Decrease) in Cash                                                    2,644                (480)             3,853
Cash, Beginning of Period                                                          5,123               5,603              1,750
                                                                         ---------------      --------------     --------------
Cash, End of Period                                                      $         7,767     $         5,123     $        5,603
                                                                         ===============     ===============     ==============

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

1. BUSINESS AND BASIS OF PRESENTATION

BUSINESS

  JP Realty, Inc. (the "Company"), a Maryland Corporation, is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The Company is a real estate investment trust ("REIT") as defined by the Internal Revenue Code and owns an interest in and conducts its business activities through Price Development Company, Limited Partnership (the
"Operating Partnership"). The Company owned an 82.2 and 82.7 percent general partnership interest in the Operating Partnership at December 31, 1999 and 1998, respectively. The Operating Partnership owns a portfolio of 51 properties (the "Properties") consisting of 18 enclosed regional malls, 25 community centers, two free-standing retail Properties and six mixed-use commercial Properties located in the Western United States. The tenant base includes primarily national, regional and local retailers; as such, the Company's credit risk is concentrated in the retail industry.

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled affiliates.

  The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation. Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

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


2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS

  Real estate assets are stated at cost less accumulated depreciation. At each balance sheet date, the Company reviews recorded book values of real estate assets for possible impairment based upon expectations of future nondiscounted cash flows (excluding interest) from each property. There have been no impairments as of December 31, 1999.

  Costs directly related to the acquisition and development of real estate assets, including overhead costs directly attributable to property development, are capitalized. Interest and real estate taxes incurred during the development and construction periods are also capitalized.

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

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  On April 1, 1998, the Company stopped accruing revenues for percentage and overage rents based upon the adoption of Emerging Issues Task Force Issue 98-9. On January 1, 1999, the Company started accruing these revenues again on a straight-line basis and continued to do so through December 31, 1999. Beginning January 1, 2000, the Company will stop accruing revenues for Percentage and Overage Rents based upon recent accounting guidance issued by Staff Accounting Bulletin No. 101 "Revenue Recognition". The cumulative effect of adopting this new guidance will not be material to the first quarter of 2000.

  An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying consolidated balance sheet are shown net of allowance for doubtful accounts of $1,217 and $741 as of December 31, 1999 and 1998, respectively.

RESTRICTED CASH

  Restricted cash is held under terms of loan agreements to be used for certain capital expenditures, property tax payments and funds held in reserve by a trustee for principal and interest.

DEFERRED CHARGES

  Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis, which amounts, for deferred financing fees, approximate those amortized using the effective interest method, over the terms of the respective agreements. Deferred charges in the accompanying consolidated balance sheet are shown net of accumulated amortization of $8,335 and $6,981 as of December 31, 1999 and 1998, respectively.

INCOME TAXES

  The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. To qualify as a REIT, the Company must distribute annually to its stockholders at least 95% of its REIT taxable income, as defined in the Code, and satisfy certain other requirements. As a result, the Company generally will not be subject to federal income taxation at the corporate level on the income it distributes to stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Company beginning January 1, 2001. The Company did not hold any derivative instruments at December 31, 1999.


3. ACQUISITION AND DEVELOPMENTS (GLA AMOUNTS UNAUDITED)

ACQUISITION

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

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

3. ACQUISITION AND DEVELOPMENTS (GLA AMOUNTS UNAUDITED) (CONTINUED)

DEVELOPMENTS

  The Operating Partnership, through its consolidated partnership Price Spokane, Limited Partnership, has initiated the expansion of NorthTown Mall, an enclosed regional mall in Spokane, Washington. The project is expected to be completed in the third quarter of 2000 and will add approximately 100,000 square feet of gross leasable area (Company-owned leasable area within the Company's Properties ("GLA")). At December 31, 1999, the Operating Partnership had expended approximately $10,828 for expansion costs and anticipates expending an additional $9,408 to complete the project.

  The Operating Partnership developed the Mall at Sierra Vista, an enclosed regional mall in Sierra Vista, Arizona. The mall held its grand opening on October 20, 1999 and added approximately 335,000 square feet of total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties ("Total GLA")). At December 31, 1999, the Operating Partnership had cumulative expenditures of approximately $17,728 for development costs and had leased approximately 94% of the mall.

  The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah, through its consolidated partnership Provo Mall Development Company, LTD. The mall held it's grand opening on October 28, 1998 and added approximately 723,000 square feet of Total GLA as of December 31, 1998. On November 11, 1999, Provo Towne Centre held a grand opening for its newly developed sixteen-screen Cinemark Theater which added approximately 74,000 square feet of additional GLA. At December 31, 1999, the Operating Partnership had cumulative expenditures of approximately $76,896 for development costs and had leased approximately 96% of the mall.

  During 1999, the Operating Partnership developed an additional building at Halsey Crossing, a community center in Gresham, Oregon. During 1999 the Operating Partnership had expended approximately $790 for development costs and added approximately 16,300 square feet of GLA to the community center.

  In August 1998, the Company completed an expansion at Boise Towne Square in Boise, Idaho adding 294,804 square feet of Total GLA. Dillard's was added as a new anchor with approximately 186,500 square feet of Total GLA, The Bon March<e'> expanded its space by approximately 44,900 square feet of GLA and approximately 63,400 square feet of additional shop GLA was added.

  The Company has added Sears as a fourth anchor tenant at Red Cliffs Mall in St. George, Utah. The Sears store opened in October 1998 and added approximately 70,400 square feet of GLA to Red Cliffs Mall and a Sears Tire and Battery shop added approximately 9,600 square feet of GLA at Red Cliffs Plaza.

  The first phase of construction at Boise Towne Plaza in Boise, Idaho opened in November 1997, adding 76,414 square feet of retail space. The Company added approximately 15,000 square feet of GLA at Boise Towne Plaza in March 1998. During 1999, approximately 18,000 square feet of GLA was developed at Boise Towne Plaza. At December 31, 1999, Total GLA for the plaza was approximately 109,500 square feet.

  The Operating Partnership, through its consolidated partnership Spokane Mall Development Company, Limited Partnership, completed the development of Spokane Valley Mall located in Spokane, Washington and held a grand opening on August 13, 1997. Additional activities included the development of two freestanding pads during 1999 and two freestanding pads during 1998, which included a Sears Tire and Battery Shop, a Pier 1 Imports, an Outback Steakhouse and a Red Robin. The partnership had cumulative expenditures of approximately $65,886 for the mall. At December 31, 1999, the mall contained approximately 724,000 square feet of Total GLA and was approximately 93% leased.

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

4. BORROWINGS

                                                                                                  DECEMBER 31,
                                                                                         --------------------------------
                                                                                              1999               1998
                                                                                         --------------    --------------
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                               $      100,000    $      100,000
Credit facility, unsecured; weighted average interest at 6.10%
 during 1999 and 6.43% during 1998, due in 2000                                                  91,000           100,800
Mortgage payable, secured by real estate; interest at 6.68%, due in 2008                         83,382            84,277
Notes, secured by real estate; interest at 6.37%, due in 2001                                    61,223            95,000
Construction loan, secured by real estate; interest at 7.63% and 7.08% as of
 December 31, 1999 and 1998, respectively, due in 2001                                           43,792            27,550
Construction loan, secured by real estate; interest at 7.69% and 6.81% as of
 December 31, 1999 and 1998, respectively, due in 2001                                           41,600            47,505
Mortgage payable, secured by real estate; interest at 8.5%, due in 2000                          12,165            12,510
Other notes payable, secured by real estate; interest ranging from 7.0% to 9.99%,
 maturing 2000 to 2095                                                                            5,079             5,348
                                                                                         --------------    --------------
                                                                                         $      438,241    $      472,990
                                                                                         ==============    ==============

CREDIT FACILITY

      On October 16, 1997, the Operating Partnership obtained a $150,000 three-year unsecured credit facility (the "Credit Facility") from a group of banks. On December 18, 1997, the amount was increased to $200,000. The facility has a three-year term and bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank group. The facility is used for general corporate purposes including stock repurchase, development, working capital, repayment of indebtedness and/or amortization payments. The facility contains restrictive covenants including limitations on the amount of secured and unsecured debt, and requires the Operating Partnership to maintain certain financial ratios. At December 31, 1999, the Operating Partnership was in compliance with all these covenants. The Credit Facility is due October 2000, at which time the Operating Partnership will renew or refinance the loan. The Operating Partnership paid commitment fees on the Credit Facility totaling $506 and $514 in 1999 and 1998, respectively.

      On November 7, 1997, the Operating Partnership borrowed $85,000 from the Credit Facility and utilized the proceeds to retire and cancel previously existing credit facilities and to pay for development activities. Deferred financing costs related to the canceled credit facilities were written-off resulting in an extraordinary loss of $133, net of minority interest of $29. On December 29, 1997, the Operating Partnership borrowed an additional $42,000 to pay for the acquisition of Salem Center and for development activities. On August 6, 1998, the Operating Partnership borrowed $43,500 from its Credit Facility as part of the purchase of NorthTown Mall (Note 3). In August 1998, the Operating Partnership issued a $9,500 letter of credit backed by the Credit Facility to the NorthTown Mall first mortgage holder to guarantee the completion of additional property development work. The Company does not expect any material losses to result from the letter of credit and management is therefore of the opinion that the fair value of this instrument at December 31, 1999 is zero. During 1999, proceeds from the sale of cumulative redeemable preferred units of the Operating Partnership were used to pay down the amount outstanding on the Credit Facility (Note 5). The Operating Partnership borrowed an additional $57,993 for development activities during 1999. At December 31, 1999 and 1998, the Credit Facility had a balance of $91,000 and $100,800, respectively.

NOTES

      On March 11, 1998, the Operating Partnership, under its shelf registration, issued $100,000 of ten-year senior unsecured notes bearing interest at a fixed 7.29% per annum. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement, making the effective fixed rate of interest on these notes 7.24% per annum. Interest payments are due semi-annually on March 11 and September 11 of each year. Principal payments of $25,000 are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility.

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

4.    BORROWINGS (CONTINUED)

NOTES

      On January 21, 1994, a subsidiary of the Operating Partnership issued $95,000 in secured notes bearing interest at a fixed 6.37% per annum. On July 21, 1999, the Operating Partnership borrowed $33,777 from the Credit Facility to reduce the notes to $61,223. The transaction unencumbered four regional mall Properties. The write-off of deferred financing costs related to the reduction of the notes plus direct expenses, including a prepayment penalty, make up the extraordinary loss of $801, net of minority interest of $184. The notes require quarterly interest payments and are due on January 21, 2001. The subsidiary has an option to extend the notes to January 21, 2003.

CONSTRUCTION LOANS

      On   September   4,   1998,  Provo  Mall  Development  Company,  LTD., a
consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The proceeds from the construction loan facility have been used to fund the development and construction of Provo Towne Centre in Provo, Utah. The construction loan facility, which matures on July 1, 2001, with an optional two-year extension, is collateralized by Provo Towne Centre and guaranteed by the Operating Partnership. The loan bears interest at a variable rate indexed to the LIBOR rate. At December 31, 1999 and 1998, the loan had a balance of $43,792 and $27,550, respectively.

      On July 30, 1996, Spokane Mall Development Company Limited Partnership, a consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The proceeds from this construction loan facility have been used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan facility is collateralized by the Spokane Valley Mall and guaranteed by the Operating Partnership. On July 30, 1999, the Operating Partnership borrowed $5,905 from the Credit Facility to reduce the principal outstanding on the construction loan and exercised the option to extend the construction loan to August 2001. The fee to extend the loan was $154. The loan bears interest at a variable interest rate indexed to the LIBOR rate. At December 31, 1999 and 1998, the loan had a balance of $41,600 and $47,505, respectively.

MORTGAGES PAYABLE

      On August 6, 1998, the Company, through a consolidated partnership, acquired NorthTown Mall. The partnership obtained a new first mortgage in the amount of $84,500. The loan has a ten year term, 6.68% fixed rate, and a thirty-year amortization payoff schedule with a balloon payment of approximately $73,000. At December 31, 1999 and 1998, the loan had a balance of $83,382 and $84,277, respectively.

      In June 1997, the Operating Partnership assumed a mortgage note of $24,755 as part of the acquisition of Silver Lake Mall and retired portions of the debt principally using borrowings under a credit facility. The assumed debt bears interest at a fixed 8.5% per annum and has a maturity date of October 1, 2000 when a balloon payment of approximately $11,887 is due. At December 31, 1999 and 1998, the loan had a balance of $12,165 and $12,510, respectively.

      Schedule of Maturities of Borrowings

The following summarizes the scheduled maturities of borrowings at December 31,
1999:
                                                                      Total
                                                                   ----------
Year
2000                                                               $  104,115
2001                                                                  149,200
2002                                                                    1,078
2003                                                                    1,426
2004                                                                    1,187
Thereafter                                                            181,235
                                                                   ----------
                                                                   $  438,241
                                                                   ==========

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

5.    MINORITY INTEREST

                                                    PREFERRED           COMMON         CONSOLIDATED
                                                  UNITHOLDERS        UNITHOLDERS       PARTNERSHIPS           TOTAL
                                                  ------------       -----------       ------------        ------------
Minority Interest at December 31, 1996            $         --       $    32,110       $        668        $     32,778
Minority Interest Common Units Converted                    --               (40)                --                 (40)
Units Issued for Acquisition                                --             1,863                 --               1,863
Minority Interest Income                                    --             5,646                273               5,919
Contributions                                               --                --              1,000               1,000
Distributions Paid                                          --            (6,423)              (246)             (6,669)
                                                  ------------       -----------       ------------        ------------

Minority Interest at December 31, 1997                      --            33,156              1,695              34,851
Minority Interest Common Units Converted                    --                (3)                --                  (3)
Minority Interest Income                                    --             5,806                277               6,083
Distributions Paid                                          --            (6,692)              (229)             (6,921)
                                                  ------------       -----------       ------------        ------------

Minority Interest at December 31, 1998                      --            32,267              1,743              34,010
Preferred Units Issued                                 104,571                --                 --             104,571
Minority Interest Common Units Converted                    --              (437)                --                (437)
Minority Interest Income                                 4,429             5,268                349              10,046
Distributions Paid                                      (4,429)           (6,898)               (86)            (11,413)
                                                  ------------       -----------       ------------        ------------
Minority Interest at December 31, 1999            $    104,571       $     30,200      $      2,006        $    136,777
                                                  ============       ============      ============        ============

      In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each Series A Preferred Unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under the Credit Facility. The Series A Preferred Units, which may be redeemed by the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009 or earlier under certain circumstances.

      On July 28, 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units (the "Series B Preferred Units"), in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Company used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under the Credit Facility and increase operating cash. The Series B Preferred Units, which may be redeemed by the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009 or earlier under certain circumstances.

      The Operating Partnership makes quarterly distributions to the Series A and Series B Preferred unitholders on the last day of each March, June, September and December. For the year ending 1999, distributions for the Series A and Series B Preferred Units were $768 and $3,661, respectively.

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

6.    STOCK

      The authorized stock of the Company consists of 200,000,000 shares of stock, of which 7,370,000 shares are classified as Preferred Stock, 117,430,000 shares are classified as Common Stock, 200,000 shares are classified as Price Group Stock, and 75,000,000 shares are classified as Excess Stock. Each holder of Common and Price Group Stock shall be entitled to one vote for each share of stock held. Shares of Price Group Stock shall have the right, voting as a separate class, to elect two directors of the Company. Cash dividends for shares of Price Group Stock shall be equal to 80% of the amount payable on each share of Common Stock. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number of shares of Common Stock, if certain requirements are met.

      In October 1999, the Board of Trustees authorized the Company to repurchase up to $25,000 of the Company's Common Stock through open market purchases and private transactions. Through December 31, 1999, the Company had repurchased approximately 857,000 shares of Common Stock for a total cost of approximately $14,366. As of February 2, 2000, approximately 190,000 additional shares of stock were purchased for $3,170.


7.    STOCKHOLDERS' RIGHTS PLAN

      In August 1999, the Company adopted a stockholders' rights plan declaring a dividend of one right for each share of the Company's Common Stock outstanding on or after August 18, 1999. Pursuant to the plan, each right will entitle holders of the Company's Common Stock to buy one unit (a "Unit") of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") at an exercise price of seventy dollars. Each Unit will have substantially the same economic and voting rights as one share of Common Stock. The rights will be exercisable, and will detach from the Common Stock only (A) if a person or group (i) acquires 15% or more of the outstanding shares of the Company's Common Stock; (ii) announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of the outstanding shares of the Company's Common Stock;
(iii) is declared by the Board of Directors to be an Adverse Person (as defined in the plan) if such person or group beneficially owns 10% or more of the outstanding shares of the Company's Common Stock' or (iv) acquires beneficial ownership of 40% or more of the outstanding shares of the Company's Common Stock; or, (B) upon the occurrence of certain events involving a consolidation, merger or sale of transfer of assets or earning power of the Company. Upon the occurrence of certain triggering events, each right will entitle the holder (other than the acquiring person or group) with a value of twice the exercisable price of the rights upon payment of the exercise price. In connection with the rights plan, 3,060,000 shares of Junior Preferred Stock were reserved for issuance. The new rights are redeemable by the Company under certain circumstances at $.0001 per right and will expire, unless earlier redeemed, on August 11, 2009.


8.    RENTAL INCOME

      Substantially all real estate held for investment is leased to retail and commercial tenants. These operating leases generally range from 1 to 25 years and provide for minimum monthly rents, and in certain instances percentage rents based on the tenants' sales, and generally require the tenants to pay property taxes, insurance and maintenance charges.

      All non-cancelable leases, assuming no new or renegotiated leases or option extensions, in effect at December 31, 1999 provide for the following minimum future rental income:

Year                                                                          Total
----                                                                      -------------
2000                                                                      $      83,240
2001                                                                             76,351
2002                                                                             69,296
2003                                                                             62,277
2004                                                                             55,205
Thereafter                                                                      302,358
                                                                           ------------
                                                                           $    648,727
                                                                           ============

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

9.    COMMITMENTS AND CONTINGENCIES

      Future minimum rental  payments  under  the  terms  of all non-cancelable
operating  leases  under  which  the  Operating  Partnership  is  the   lessee,
principally for ground leases, are as follows:

                                                                              Total
                                                                         ---------------
Year
----
2000                                                                     $           986
2001                                                                                 998
2002                                                                               1,012
2003                                                                                 968
2004                                                                                 938
Thereafter                                                                        25,453
                                                                         ---------------
                                                                         $        30,355
                                                                         ===============

      The Company recorded rental expense of $983, $971 and $550 for 1999, 1998 and 1997, respectively.

      The Company is a defendant in certain litigation relating to its business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the financial position, results of operations or cash flows of the Company.


10.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      During 1999, Price James, a consolidated partnership of the Operating Partnership, received a building appraised at $2,000 in exchange for accounts receivable of $43 and $1,957 for termination of a long-term ground lease, which amount was recorded in minimum rents.

      During 1999, 1998 and 1997, non-cash investing and financing transactions included an increase in accounts payable of $4,645, $1,693, and $3,861, respectively, related to building and development activities, the assumption of debt related to the acquisition of Salem Center totaling $494 in December 1997, the assumption of debt related to the acquisition of Silver Lake Mall totaling $24,755 in June 1997, and the write-off of capitalized tenant allowances of $2,313, $657 and $406, respectively. In addition, the holders of Operating Partnership units elected to convert 41,718, 285 and 4,000 Operating Partnership Common Units, having a recorded value of $437, $3 and $40, into Common Stock in 1999, 1998 and 1997, respectively.

      Interest paid (net of capitalized amounts of $2,404, $3,754 and $3,509 in 1999, 1998 and 1997) aggregated $28,553, $17,763 and $8,276 in 1999, 1998 and
1997, respectively.

      Purchase of the remaining 70% interest in Silver Lake Mall, Ltd. in June 1997 was comprised of:


72,000 Operating Partnership units issued                                     $       1,863
Book value of 30% equity investment in Silver Lake Mall, Ltd.                        (1,555)
Debt assumed                                                                         24,755
                                                                              -------------
                                                                              $      25,063
                                                                              =============


11.   RELATED PARTY TRANSACTIONS

      The Operating Partnership buys computer services from Alta Computer Services, Inc. ("Alta"). Alta is majority owned by three directors of the Company. The Operating Partnership paid $192, $175 and $200 in 1999, 1998 and 1997, respectively, for such services.

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

11.   RELATED PARTY TRANSACTIONS (CONTINUED)

      The Operating Partnership has entered into a management agreement under which the Operating Partnership performs certain accounting and management functions on behalf of a company, whose majority owner is the Chairman of the Board of Directors of the Company. Management fees collected by the Operating Partnership under this agreement totaled $72 for each of the three years ended December 31, 1999.

      The Company provided third-party management services for certain properties owned directly or indirectly by the Chairman of the Board of Directors of the Company as follows: (i) an office building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $113, $115 and $105 in 1999, 1998 and 1997, respectively (Fairfax, a company which is wholly-owned by the Chairman of the Board, is a general partner of the owner of this building), (ii) a commercial building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $2 in 1997 (the Chairman of the Board was the general partner of the owner of this building), and (iii) a commercial building in Albuquerque, New Mexico, the owner of which paid the Company a management fee of $6 and $5 in 1999 and 1998, respectively (the Chairman of the Board is the general partner owner of the building).


12.   STOCK INCENTIVE PLAN

      On October 26, 1993, the Company adopted the 1993 Stock Option Plan which authorizes the discretionary grant by the Executive Compensation Committee of options intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code to  key  employees  of the Company and the discretionary grant of nonqualified stock options to key employees, directors and consultants of the Company. The maximum number of shares of Common Stock subject to option under the Company's Plan is 1,100,000. The proceeds received by the Company upon exercise of options are contributed to the Operating Partnership in exchange for the issuance of an equivalent number of Operating Partnership Units. No stock options may be granted after ten years from the date of adoption and options must be granted at a price generally not less than the fair market value of the Company's Common Stock at the date of grant. These options vest over a period of not more than five years.

A summary of the Company's 1993 Stock Option Plan activity is set forth below:

                                                1999                             1998                        1997
                                      --------------------------     --------------------------     -------------------------
                                                      WEIGHTED                       WEIGHTED                      WEIGHTED
                                                       AVERAGE                       AVERAGE                       AVERAGE
                                       SHARES OF      EXERCISE        SHARES OF      EXERCISE       SHARES OF      EXERCISE
                                         STOCK          PRICE           STOCK         PRICE           STOCK         PRICE
                                      ----------     -----------     -----------   -----------     -----------   ------------
Outstanding at beginning of year         631,000     $     18.06         553,000   $     18.07         558,000   $      17.99
Granted                                   60,000           18.31         165,000         25.21           7,000          25.38
Exercised                                     --              --         (51,000)        17.92         (12,000)         18.64
Forfeited                                 (4,000)          22.43         (36,000)        22.49              --             --
                                      ----------     -----------     -----------   -----------     -----------   ------------
Outstanding at end of year               687,000*    $     19.55         631,000   $     21.37         553,000   $      18.07
                                      ==========     ===========     ===========   ===========     ===========   ============
Exercisable at end of year               494,000     $     18.41         360,000   $     18.06         277,000   $      17.87
                                      ==========     ===========     ===========   ===========     ===========   ============

* The weighted average remaining contractual life of options outstanding as of December 31, 1999 was 4 years. The range of option prices was $17.50 to $25.38 per share.

      The Company has applied Accounting Principles Board Opinion 25 in accounting for its plan. Accordingly, no compensation costs have been recognized. Had compensation costs for the Company's plan been determined based on the fair value at the grant date, in accordance with the method required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the proforma amounts as follows:

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

12.   STOCK INCENTIVE PLAN (CONTINUED)

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                           1999                  1998                  1997
                                                      ---------------       ---------------      ---------------
Net income
 As reported                                          $        25,347       $        27,950      $        27,321
 Proforma                                             $        25,276       $        27,838      $        27,283
Basic net income per share
 As reported                                          $          1.44       $          1.59      $          1.56
 Proforma                                             $          1.44       $          1.58      $          1.56
Diluted net income per share
 As reported                                          $          1.44       $          1.58      $          1.55
 Proforma                                             $          1.44       $          1.57      $          1.55

      The fair value of each option grant was estimated on the date of grant
using  the  Black-Scholes  options  pricing   model   using   the  following
assumptions:

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                            1999                  1998                 1997
                                                      ---------------       ---------------      ---------------
Risk free interest rate                                         4.79%                 5.51%                6.67%
Dividend yield                                                 11.09%                 7.14%                7.00%
Expected life                                                4 years               5 years              9 years
Expected volatility                                            16.40%                17.00%               16.50%
Weighted average per share fair value of
 options granted during the year                      $         0.55        $         2.08       $         2.53


13.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) profit sharing plan which permits participating employees to defer up to a maximum of 15% of their compensation up to the maximum allowed by the Internal Revenue Code. The Company matches 50% of the qualified employees' contributions up to a maximum of $1 per employee each year. Employees working a minimum of 1,000 hours per year who have completed at least one year of service and attained the age of 21 are qualified to participate in the plan. The employees' contributions are immediately vested. Additionally, the Company annually contributes 3% of base salary to the plan for each qualified employee. Contributions from the Company vest based upon employees' years of service beginning at 20% per year after one year of service. The Company's contributions to the plan in 1999, 1998 and 1997 were $333, $279 and $225, respectively.


14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The carrying value of cash, accounts receivable and accounts payable at December 31, 1999 and 1998 are reasonable estimates of their fair values because of the short maturity of these financial instruments.

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

      Borrowings with an aggregate carrying value of $438,241 and $472,990 have an estimated aggregate fair value of $422,295 and $472,690 at December 31, 1999 and 1998, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of borrowings with similar terms and remaining maturities.


15.   EARNINGS PER SHARE

      The following table provides a reconciliation of both income before extraordinary items and the number of common shares of stock used in the computations of basic earnings per share, which utilizes the weighted average number of common shares of stock outstanding without regard to potentially dilutive common shares of stock and diluted earnings per share, which includes all such shares of stock.

                                                                  For the Year Ended December 31,
                                                           ----------------------------------------------------
                                                                1999              1998                1997
Income (Numerator)                                         --------------   ---------------     ---------------
  Before Extraordinary Item                                $       26,148   $        27,950     $        27,454
                                                           ==============   ===============     ===============
Shares of Stock (Denominator)
  Basic-average common shares of stock outstanding             17,561,000        17,620,000          17,471,000
  Add: Dilutive effect of stock options                            29,000           103,000             166,000
                                                           --------------   ---------------     ---------------
Diluted shares of stock                                        17,590,000        17,723,000          17,637,000
                                                           ==============   ===============     ===============

Per-Share Amounts - Income Before Extraordinary Item
  Basic                                                    $         1.49   $          1.59     $          1.57
                                                           ==============   ===============     ===============
  Diluted                                                  $         1.49   $          1.58     $          1.56
                                                           ==============   ===============     ===============

      The Operating Partnership Units not held by the Company have not been included in the dilutive earnings per share calculation since there would be no effect on the per share amount as amounts allocated to an Operating Partnership Common Unit are the same as the amounts allocated to a share of Common Stock. Options to purchase 687,000, 631,000 and 553,000 shares of
Common Stock were outstanding at December 31, 1999, 1998 and 1997, respectively (Note 12), a portion of which has been reflected above using the treasury stock method.


16.   SEGMENT INFORMATION (GLA AMOUNTS UNAUDITED)

      In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The information presents the Company's three reportable segments - 1) regional malls, 2) community centers and 3) commercial Properties in conformity with SFAS No. 131.

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

      The regional mall segment consists of 18 regional malls in eight states containing approximately 10,291,000 square feet of Total GLA and which range in size from approximately 296,000 to 1,171,000 square feet of Total GLA.

      The community center segment consists of 25 Properties in seven states containing approximately 3,362,000 square feet of Total GLA and two freestanding retail Properties containing approximately 5,000 square feet of GLA.

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

16.   SEGMENT INFORMATION (GLA AMOUNTS UNAUDITED) (CONTINUED)

      The commercial Properties include six mixed-use commercial/business Properties with 38 commercial buildings containing approximately 1,354,000 square feet of GLA which are located primarily in the Salt Lake City, Utah area where the Company's headquarters is located.

      The table below presents information about the Company's reportable segments for the years ending December 31:

                                                REGIONAL          COMMUNITY         COMMERCIAL
                                                 MALLS             CENTERS          PROPERTIES          OTHER           TOTAL
1999                                          -----------       -------------     -------------      ----------      ----------
----
Total Revenues                                $   104,205       $      20,297     $       7,555      $    1,508      $  133,565
Property Operating Expenses (1)                   (30,620)             (4,568)           (1,814)             --         (37,002)
                                              -----------       -------------     -------------      ----------      ----------
Property NOI (2)                                   73,585              15,729             5,741           1,508          96,563
Unallocated Expenses (3)                               --                  --                --         (60,185)        (60,185)
Unallocated Minority Interest (4)                      --                  --                --         (10,230)        (10,230)
Unallocated Other (5)                                  --                  --                --            (801)           (801)
Consolidated Net Income                                --                  --                --              --          25,347
Additions to Real Estate Assets                    55,593               6,094             1,133             125          62,945
Total Assets (6)                                  641,871              84,329            30,837          19,189         776,226

1998
----
Total Revenues                                     82,622              17,849             8,299             299         109,069
Property Operating Expenses (1)                   (23,895)             (4,144)           (1,643)             --         (29,682)
                                              -----------       -------------     -------------      ----------      ----------
Property NOI (2)                                   58,727              13,705             6,656             299          79,387
Unallocated Expenses (3)                               --                  --                --         (46,450)        (46,450)
Unallocated Minority Interest (4)                      --                  --                --          (6,083)         (6,083)
Unallocated Other (5)                                  --                  --                --           1,096           1,096
Consolidated Net Income                                --                  --                --              --          27,950
Additions to Real Estate Assets                   190,942                 845               597           5,470         197,854
Total Assets (6)                                  604,937              80,307            30,899          17,012         733,155

1997
----
Total Revenues                                     58,069              16,649             7,349             906          82,973
Property Operating Expenses (1)                   (16,175)             (4,053)           (1,759)             --         (21,987)
                                              -----------       -------------     -------------      ----------      ----------
Property NOI (2)                                   41,894              12,596            5,590              906          60,986
Unallocated Expenses (3)                               --                 --                --          (27,923)        (27,923)
Unallocated Minority Interest (4)                      --                 --                --           (5,948)         (5,948)
Unallocated Other (5)                                  --                 --                --              206             206
Consolidated Net Income                                --                 --                --               --          27,321
Additions to Real Estate Assets                   154,331             11,246               907               --         166,484
Total Assets (6)                                  423,800             80,274            31,909            9,701         545,684

-------------------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes, insurance, advertising and promotion expenses as listed in the consolidated statement of operations.
(2)  Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships and minority interest of the Operating Partnership preferred and common unitholders as listed in the consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate and extraordinary loss on extinguishment of debt as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.

                          JP Realty, Inc.
            Notes to Consolidated Financial Statements
         (Dollars in Thousands, Except Per Share Amounts)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Financial information for each of the quarters in 1999 and 1998 are as follows:

                                                          FIRST          SECOND           THIRD         FOURTH          TOTAL
                                                       -----------     -----------     ----------     ----------     ----------
YEAR ENDED 1999
---------------
Total Revenues                                         $    32,989     $    31,738     $   32,398     $   36,440     $  133,565
Income Before Extraordinary Item
 and Minority Interest                                       8,256           7,144          9,292         11,337         36,029
Net Income                                                   6,837           5,741          5,392          7,377         25,347
Basic Earnings Per Share                                      0.39            0.33           0.31           0.43           1.44**
Diluted Earnings Per Share                                    0.39            0.32           0.31           0.43           1.44**
Dividend Declared Per Share                                  0.465           0.465          0.465          0.480          1.875***

YEAR ENDED 1998
---------------
Total Revenues                                         $    24,503     $    24,407*    $   27,958*    $   32,201*    $  109,069
Income Before Minority Interest                              8,024           8,168          8,000          9,564         33,756
Net Income                                                   6,642           6,761          6,624          7,923         27,950
Basic Earnings Per Share                                      0.38            0.38           0.38           0.45           1.59**
Diluted Earnings Per Share                                    0.37            0.38           0.37           0.45           1.58**
Dividend Declared Per Share                                  0.450           0.450          0.450          0.465          1.815***

--------------------------
* 1998 percentage and overage rents have been restated to reflect the Company's accrual of these revenues on the straight line basis as allowed by the Emerging Issues Task Force in late 1998. As a result of the restatement, percentage and overage rents were adjusted for the second, third and fourth quarters of 1998 by $1,124, $912 and ($2,036), respectively. (Note 2)
** The sum of quarterly earnings per share may differ from yearly totals due to rounding and the fluctuation of weighted average shares of stock on a quarterly basis.
*** Of which $.433 and $.308 represents a non-taxable return of capital for 1999 and 1998, respectively.


18.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      The   following   unaudited    proforma   summary
financial information for 1999 and 1998, is presented as if the 1998 acquisition of NorthTown Mall and the 1999 issuances of Series A and Series B preferred units had been consummated as of January 1, 1998.

                                                              1999                1998
                                                          ------------        ------------
Revenues                                                  $    133,565        $    117,384
Income Before Extraordinary Item                          $     24,603        $     24,961
Net Income                                                $     23,802        $     24,961
Basic Earnings Per Share
Income Before Extraordinary Item                          $       1.40        $       1.42
    Net Income                                            $       1.36        $       1.42
Diluted Earnings Per Share
   Income Before Extraordinary Item                       $       1.40        $       1.41
   Net Income                                             $       1.35        $       1.41

      The proforma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the 1998 acquisition of NorthTown Mall and the 1999 issuances of Series A and Series B preferred units been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

                                                                     SCHEDULE II

                                        JP REALTY, INC.
                               VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                    (DOLLARS IN THOUSANDS)


                                                    BALANCE AT
                                                    BEGINNING             CHARGED TO                               BALANCE AT
                                                    OF YEAR                EXPENSE            DEDUCTIONS          END OF YEAR
                                                  ------------          -------------       -------------        -------------
Year ended December 31, 1999
Allowance for uncollectible accounts              $        741          $   1,479           $     1,003          $     1,217
Year ended December 31, 1998
Allowance for uncollectible accounts              $        570          $     537           $       366          $       741
Year ended December 31, 1997
Allowance for uncollectible accounts              $        489          $     346           $       265          $       570

                                                                    SCHEDULE III

                                                JP REALTY, INC.
                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            (DOLLARS IN THOUSANDS)

                                                                 GROSS AMOUNT AT WHICH
                             INITIAL COSTS     CAPITALIZED     CARRIED AT CLOSE OF PERIOD                                    DEPREC-
                         ---------------------  SUBSEQUENT   ------------------------------                                    IABLE
              RELATED              BUILDING &       TO                   BLDG. &            ACCUMULATED    DATE OF      DATE   LIVES
DESCRIPTION ENCUMBRANCES   LAND   IMPROVEMENTS ACQUISITION(1)  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTION ACQUIRED YEARS
----------- ------------ -------- ------------ ------------- -------- ------------ -------- ------------ ------------ -------- -----
REGIONAL
MALLS
Animas
Valley
Mall,
Farmington,
NM          $         -- $  3,902 $     24,059 $       1,730 $  3,902 $     25,789 $ 29,691 $      2,893           --     1995    40
Boise Towne
Square,
Boise, ID         29,248    9,218           --        53,633    9,218       53,633   62,851       15,317      1987-88  1985-86  5-40
Cache
Valley
Mall,
Logan, UT             --      909           --         8,949      909        8,949    9,858        4,758      1975-76  1973-76 10-40
Cottonwood
Mall,
Holladay,
UT                17,884    7,514       20,776        31,820    7,514       52,596   60,110       21,429      1981-87     1980  4-40
Eastridge
Mall,
Casper, WY            --    4,300       19,896         6,332    4,300       26,228   30,528        2,716           --     1995    40
Grand Teton
Mall, Idaho
Falls, ID             --    5,802       28,614         4,367    7,743       31,040   38,783        2,865           --     1996    40
Mall at
Sierra
Vista,
Sierra
Vista, AZ             --    1,660       16,068            --    1,660       16,068   17,728           66      1998-99     1998    40
North
Plains
Mall,
Clovis,
NM                 4,928    2,664           --        13,015    2,664       13,015   15,679        3,990      1984-85  1979-84 10-40
NorthTown
Mall,
Spokane,
WA                83,382    6,902      120,458        11,220    6,902      131,678  138,580        4,263      1997-98     1997    40
Pine Ridge
Mall,
Pocatello,
ID                    --    1,883           --        21,934    1,883       21,934   23,817        8,990      1979-81     1979 10-40
Provo Towne
Centre,
Provo,
UT                46,792   13,829       41,820        21,247    9,360       67,536   76,896        2,249      1997-98     1997    40
Red Cliffs
Mall,
St. George,
UT                    --      903           --        13,846      903       13,846   14,749        3,619      1989-90     1989  3-40
Salem
Center,
Salem, OR             --    1,704       30,504           937    1,704       31,441   33,145        1,586           --     1997    40
Silver Lake
Mall, Coeur
d'Alene, ID       12,165    4,055       21,379           444    4,055       21,823   25,878        1,435           --     1997    40
Spokane
Valley
Mall,
Spokane, WA       41,600    6,645       34,341        24,900    6,745       59,141   65,886        4,552      1990-97     1990    40
Three
Rivers
Mall,
Kelso, WA          9,163    1,977           --        20,680    1,977       20,680   22,657        6,170      1986-87     1984 10-40
Visalia
Mall,
Visalia, CA           --    6,146       31,812         1,323    6,146       33,135   39,281        2,223           --     1997    40
White
Mountain
Mall, Rock
Springs, WY           --    1,120           --        15,550    1,120       15,550   16,670        6,642      1977-78     1977    40

COMMUNITY
CENTERS
Alameda
Plaza,
Pocatello,
ID                    --      500           --         3,365      500        3,365    3,865        2,007         1973     1973    40
Anaheim
Plaza,
Anaheim, CA           --       --           --         2,053       --        2,053    2,053           87      1980-81     1979    40
Austin
Bluffs
Plaza,
Colorado
Springs, CO           --    1,488           --         1,923    1,488        1,923    3,411          682         1985     1979  3-40
Bailey
Hills
Plaza,
Eugene,
OR                    --      157           --           297      157          297      454           61      1988-89     1988    40
Baskin
Robbins
17th St.,
Idaho
Falls, ID             --        9           67             7        9           74       83           23           --     1988    40
Boise
Plaza,
Boise, ID             --      322           --         1,529      322        1,529    1,851          976      1970-71     1970    40
Boise
Towne
Plaza,
Boise, ID             --    3,316        4,243         2,646    3,316        6,889   10,205          535      1996-97     1994    40
Cottonwood
Square,
Salt Lake
City, UT              --    1,926        3,535            43    1,926        3,578    5,504          358          --      1995    40
Division
Crossing,
Portland,
OR                    --    2,429           --         4,495    2,429        4,495    6,924        1,053     1990-91      1990 20-40
Fort Union
Plaza, Salt
Lake City
UT                    --       21           --         1,623       21        1,623    1,644          698     1979-84        --    40
Fremont
Plaza, Las
Vegas, NV             --       --           --         2,317       --        2,317    2,317        1,247     1976-80        --    40
Fry's
Shopping
Plaza,
Glendale,
AZ                    --      353           --         4,625    1,254        3,724    4,978        1,710     1980-81      1980    40
Gateway
Crossing,
Bountiful,
UT                    --    3,644           --         8,516    3,644        8,516   12,160        1,504     1990-92      1990    40

                                                                    SCHEDULE III

                                                JP REALTY, INC.
                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            (DOLLARS IN THOUSANDS)

                                                                 GROSS AMOUNT AT WHICH
                             INITIAL COSTS     CAPITALIZED     CARRIED AT CLOSE OF PERIOD                                    DEPREC-
                         ---------------------  SUBSEQUENT   ------------------------------                                    IABLE
              RELATED              BUILDING &       TO                   BLDG. &            ACCUMULATED    DATE OF      DATE   LIVES
DESCRIPTION ENCUMBRANCES   LAND   IMPROVEMENTS ACQUISITION(1)  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTION ACQUIRED YEARS
----------- ------------ -------- ------------ ------------- -------- ------------ -------- ------------ ------------ -------- -----
COMMUNITY
CENTERS
(CONTINUED)
Halsey
Crossing,
Gresham, OR           --       --           --        3,173        --       3,173     3,173         655       1989-91      --   4-40
Nephi Bank,
Nephi, UT             --       17          183           --        17         183       200         149            --    1976     --
North
Temple
Shops,
Salt Lake
City, UT              --       60           --          177        60         177       237          96          1970    1970     40
Orem Plaza
Center Street,
Orem, UT              --      371          330        1,111       344       1,468     1,812         718       1976-87    1973  10-40
Orem Plaza
State Street,
Orem, UT              --      126           --          697       126         697       823         391          1975    1973  29-40
Plaza 800,
Sparks, NV            --       33        2,969           42        33      3,011      3,044       1,830          1974      --     40
Plaza 9400,
Sandy, UT             --       --           --        4,570        --      4,570      4,570       2,181       1976-84      --  10-40
Red Cliffs
Plaza, St.
George, UT            --       --        2,403          215        --      2,618      2,618         315       1994-95  1994-95    40
River
Pointe
Plaza,
West Jordan
UT                    --    1,130           --        2,710     1,130      2,710      3,840         855       1987-88  1986-87  5-40
Riverside
Plaza,
Provo, UT             --      427        1,886        4,327       427      6,213      6,640       1,746       1978-81     1977    40
Twin Falls
Crossing,
Twin
Falls, ID             --      125           --          776       125        776        901         445          1976     1975    40
University
Crossing,
Orem,
UT                    --      230           --        5,027       230      5,027      5,257       1,960       1971-92     1971    40
Woodlands
Village,
Flagstaff,
AZ                    --    2,068        5,329          236     2,068      5,565      7,633         752            --     1994    40
Yellowstone
Square,
Idaho
Falls, ID             --      355           --        4,527       355      4,527      4,882       2,791       1972-77     1972    40

COMMERCIAL
PROPERTIES
First
Security
Place,
Boise,
ID                    --      300           --        3,253       300      3,253      3,553       1,652       1978-80     1978 10-40
Price
Business
Center -
Commerce
Park,
West Valley
City, UT              --      415        2,109        8,803     1,147     10,180     11,327       1,864          1980  1973-95    40
Price
Business
Center-
Pioneer
Square,
Salt Lake
City, UT              --      658           --       10,061       651     10,068     10,719       3,559       1974-92     1973  3-40
Price
Business
Center-
South
Main,
Salt Lake
City, UT              --      317           --        2,127       295      2,149      2,444       1,116       1967-82  1966-81  3-40
Price
Business
Center-
Timesquare,
Salt Lake
City, UT              --      581           --        9,948       546      9,983     10,529       4,217       1974-80  1972-80  5-40
Sears-
Eastbay,
Provo, UT          1,591      275           --        2,079       275      2,079      2,354         561       1989-90     1989    40

OTHER REAL
ESTATE
Miscel-
laneous
Real Estate           --    1,164           17       10,415     4,059      7,537     11,596         470            --  1980-98    40
            ------------ -------- ------------ ------------ --------- ---------- ---------- -----------
TOTAL       $    246,753 $103,950 $    412,798 $    359,640 $ 105,959 $  770,429 $  876,388 $   135,027
            ============ ======== ============ ============ ========= ========== ========== ===========

---------------------------
(1) Included are development costs subsequent to acquisition or opening of property.

                                       JP REALTY, INC.
                            REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   (DOLLARS IN THOUSANDS)


A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                                  1999                  1998                1997
                                                             ---------------      ---------------      --------------
Real Estate Investments
 Balance at Beginning of Year                                $       815,756      $       619,371     $       453,241
 Acquisitions                                                             --              128,000              96,615
 Improvements                                                         62,945               69,854              69,921
 Disposition of Property                                              (2,313)              (1,469)               (406)
                                                             ---------------      ---------------     ---------------
Balance at End of Year                                       $       876,388      $       815,756     $       619,371
                                                             ===============      ===============     ===============
Accumulated Depreciation
 Balance at Beginning of Year                                $       114,136      $        98,404      $       87,318
 Depreciation                                                         23,204               17,072              11,492
 Depreciation of Disposed Property                                    (2,313)              (1,340)               (406)
                                                             ---------------      ---------------      --------------
Balance at End of Year                                       $       135,027      $       114,136      $       98,404
                                                             ===============      ===============      ==============