Form 10-Q
period 2000-03-31
JP REALTY INC
filed 2000-05-12
CIK 912080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                     FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000
                                             OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                       Commission file number 1-12560



                                    JP REALTY, INC.
                                    ---------------
                (Exact name of registrant as specified in its charter)

                        MARYLAND                              87-0515088
                        --------                              ----------
                (State of incorporation)         (I.R.S. Employer Identification No.)
                 35 CENTURY PARK-WAY
               SALT LAKE CITY, UTAH  84115                  (801) 486-3911
               ---------------------------                  --------------
     (Address of principal executive offices,    (Registrant's telephone number,
              including zip code)                        including area code)


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


       16,219,290 shares of Common Stock were outstanding as of May 11, 2000

                                      JP REALTY, INC.
                                        FORM 10-Q




                                         INDEX
                                         -----

PART I:  FINANCIAL INFORMATION                                                     PAGE
------------------------------                                                     ----
Item 1.    Financial Statements                                                       3
           Condensed Consolidated Balance Sheet as of March 31, 2000
            and December 31, 1999                                                     4
           Condensed Consolidated Statement of Operations for the Three Months
            Ended March 31, 2000 and 1999                                             5
           Condensed Consolidated Statement of Cash Flows
            for the Three Months Ended March 31, 2000 and 1999                        6
           Notes to Financial Statements                                              7
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                14

PART II:  OTHER INFORMATION
---------------------------
Item 1.    Legal Proceedings                                                         15
Item 2.    Changes in Securities and Use of Proceeds                                 15
Item 3.    Defaults Upon Senior Securities                                           15
Item 4.    Submission of Matters to a Vote of Security Holders                       15
Item 5.    Other Information                                                         15
Item 6.    Exhibits and Reports on Form 8-K                                          15

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q and the information incorporated by reference herein may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of JP Realty, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.

                                    JP REALTY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                           (UNAUDITED)
                                                                            ---------
                                                                            MARCH 31,                DECEMBER 31,
                                                                              2000                       1999
                                                                        -----------------          ----------------
ASSETS
Real Estate Assets, Including Assets Under Development
 of $21,551 and $18,389                                                 $         884,548           $        876,388
 Less:  Accumulated Depreciation                                                 (140,798)                  (135,027)
                                                                        -----------------           ----------------
    Net Real Estate Assets                                                        743,750                    741,361
Cash                                                                                5,332                      7,767
Restricted Cash                                                                     4,290                      3,149
Other Assets                                                                       21,993                     23,949
                                                                        -----------------           ----------------
                                                                        $         775,365           $        776,226
                                                                        =================           ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings                                                              $         444,911           $        438,241
Accounts Payable and Accrued Expenses                                              14,388                     16,716
Distributions Payable                                                               9,511                         --
Other Liabilities                                                                     878                        847
                                                                        -----------------           ----------------
                                                                                  469,688                    455,804
                                                                        -----------------           ----------------
Minority Interest
   Preferred Unitholders                                                          104,571                    104,571
   Common Unitholders                                                              29,470                     30,200
   Consolidated Partnerships                                                        1,733                      2,006
                                                                        -----------------           ----------------
                                                                                  135,774                    136,777
                                                                        -----------------           ----------------

Commitments and Contingencies
STOCKHOLDERS' EQUITY
  8.75% Series A Cumulative Redeemable Preferred Stock,
   $.0001 par value, liquidation preference $25.00 per share,
   510,000 shares authorized, none issued or outstanding                               --                         --
  8.95% Series B Cumulative Redeemable Preferred Stock,
   $.0001 par value, liquidation preference $25.00 per share,
   3,800,000 shares authorized, none issued or outstanding                             --                         --
  Series A Junior Participating Preferred Stock, $.0001 per
   3,060,000 shares authorized, none issued or outstanding                             --                         --
  Common Stock, $.0001 par value, 117,430,000 shares authorized,
   16,019,290 shares and 16,625,665 shares issued and
    outstanding at March 31, 2000 and December 31, 1999, respectively                   2                          2
  Price Group Stock, $.0001 par value, 200,000 shares
   authorized, issued and outstanding                                                  --                         --
  Excess Stock, 75,000,000 shares authorized, none issued
   or outstanding                                                                      --                         --
  Additional Paid-in Capital                                                      208,501                    219,132
  Accumulated Distributions in Excess of Net Income                               (38,600)                   (35,489)
                                                                        -----------------           ----------------
                                                                                  169,903                    183,645
                                                                        -----------------           ----------------
                                                                        $         775,365           $        776,226
                                                                        =================           ================

                 See accompanying notes to consolidated financial statements.

                                   JP REALTY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------------
                                                                                      2000                    1999
                                                                                  ------------            ------------
Revenues
  Minimum Rents                                                                   $     24,817            $     24,954
  Percentage and Overage Rents                                                             437                     424
  Recoveries from Tenants                                                                7,449                   6,768
  Interest                                                                                 152                     123
  Other                                                                                     44                     142
                                                                                  ------------            ------------
                                                                                        32,899                  32,411
                                                                                  ------------            ------------

Expenses
  Operating and Maintenance                                                              5,627                   5,446
  Real Estate Taxes and Insurance                                                        3,676                   3,308
  General and Administrative                                                             1,619                   1,794
  Depreciation                                                                           6,358                   5,247
  Amortization of Deferred Financing Costs                                                 408                     423
  Amortization of Deferred Leasing Costs                                                   172                     168
  Interest                                                                               7,449                   7,359
                                                                                  ------------            ------------
                                                                                        25,309                  23,745
                                                                                  ------------            ------------
                                                                                         7,590                   8,666


Minority Interest in (Loss) Income of Consolidated Partnerships                            243                    (988)
Gain on Sale of Real Estate                                                                243                      --
                                                                                  ------------            ------------
Income Before Minority Interest of the Operating Partnership Unitholders                 8,076                   7,678
Minority Interest of the Operating Partnership Preferred Unitholders                    (2,405)                     --
Minority Interest of the Operating Partnership Common Unitholders                       (1,016)                 (1,319)
                                                                                  ------------            ------------
Net Income                                                                        $      4,655            $      6,359
                                                                                  ============            ============

Basic Earnings Per Share                                                          $       0.28            $       0.36
                                                                                  ============            ============

Diluted Earnings Per Share                                                        $       0.28            $       0.36
                                                                                  ============            ============

Basic Weighted Average Number of Shares of Common Stock                                 16,537                  17,641
Add:  Dilutive Effect of Stock Options                                                       1                      37
                                                                                  ------------            ------------
Diluted Weighted Average Number of Shares of Common Stock                               16,538                  17,678
                                                                                  ============            ============

                 See accompanying notes to consolidated financial statements.

                                      JP REALTY, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                                       For the Three Months Ended March 31,
                                                                    -----------------------------------------
                                                                          2000                      1999
                                                                    ----------------          ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $         18,394          $        13,218
                                                                    ----------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                                     (13,456)                  (9,719)
Proceeds from the Sale of Real Estate                                            292                       --
Increase in Restricted Cash                                                   (1,141)                    (679)
                                                                    ----------------          ---------------
    Net Cash Used in Investing Activities                                    (14,305)                 (10,398)
                                                                    ----------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                       7,000                   10,427
Repayment of Borrowings                                                         (330)                 (11,153)
Distributions to Preferred Unitholders                                        (2,405)                      --
Distributions to Minority Interests                                              (30)                     (16)
Deferred Financing Costs                                                        (127)                    (130)
Repurchase of Common Stock                                                   (10,632)                      --
                                                                    ----------------          ---------------
    Net Cash Used in Financing Activities                                     (6,524)                    (872)
                                                                    ----------------          ---------------

Net (Decrease) Increase in Cash                                               (2,435)                   1,948
Cash, Beginning of Period                                                      7,767                    5,123
                                                                    ----------------          ---------------
Cash, End of Period                                                 $          5,332          $         7,071
                                                                    ================          ===============

                See accompanying notes to consolidated financial statements.

                                 JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

    JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The tenant base includes primarily national, regional and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company's properties are owned and controlled by the Company through its 82% general partner interest in Price Development Company, Limited Partnership (the "Operating Partnership"). As calculated, the Company's percentage of general partner interest in the Operating Partnership was based on the number of outstanding common units of limited partner interest (excluding outstanding preferred units of limited partner interest) on March 31, 2000.

    The interim financial data for the three-months ended March 31, 2000 and 1999, is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

    On January 1, 2000, the Company stopped accruing revenues for Percentage and Overage Rents based upon recent accounting guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101 "Revenue Recognition". Prior to the issuance of the Staff Accounting Bulletin No. 101 "Revenue Recognition," the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the new guidance percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

    As a result of adopting the Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues decreased $578 during the three months ended March 31, 1999, which will be recognized in the fourth quarter. In addition, if the change in revenue recognition described above had not been made, the net income for the three months ended March 31, 1999 would have been $6,837 or $0.39 per basic and diluted earnings per share.

2.  BORROWINGS

                                                                                                    MARCH 31,
                                                                                                      2000
                                                                                                 --------------

Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                                       $      100,000
Credit facility, unsecured; weighted average interest at 6.95% during 2000, due in 2000                  98,000
Mortgage payable, secured by real estate; interest at 6.68%, due in 2008                                 83,207
Notes, secured by real estate; interest at 6.37%, due in 2001                                            61,223
Construction loan, secured by real estate; interest at 7.50% as of March 31, 2000,
 due in 2001                                                                                             43,792
Construction loan, secured by real estate; interest at 7.63% as of March 31, 2000,
 due in 2001                                                                                             41,600
Mortgage payable, secured by real estate; interest at 8.5%, due in 2000                                  12,074
Other notes payable, secured by real estate; interest ranging from 7.0% to 9.99%,
 maturing 2000 to 2095                                                                                    5,015
                                                                                                 --------------
                                                                                                 $      444,911
                                                                                                 ==============

      On October 16, 1997, the Operating Partnership obtained a $150,000 three-year unsecured credit facility (the "Credit Facility") from a syndicate of banks. On December 18, 1997, the amount was increased to $200,000. The Credit Facility has a three-year term and bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from

                                 JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.    BORROWINGS (CONTINUED)

the bank syndicate.  The Credit Facility is used for general corporate purposes
including   stock   repurchase,  development,  working  capital,  repayment  of
indebtedness and/or amortization  payments.   The facility contains restrictive
covenants, including limitations on the amount of secured and unsecured debt, and requires the Operating Partnership to maintain certain financial ratios. At March 31, 2000, the Operating Partnership was in compliance with all these covenants. The Credit Facility is due October 2000, at which time the Operating Partnership intends to renew or refinance the Credit Facility.

      The $100,000 notes have an interest rate of 7.29% payable semi annually on March 11th and September 11th of each year. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%.

3.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma summary financial information for the three months ended March 31, 2000 and 1999, is presented as if the 1999 issuances of Series A and Series B preferred units by the Operating Partnership (Note 4) had been consummated as of January 1, 1999.

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ----------------------------------------
                                                                                  2000                  1999
                                                                           ---------------        -----------------
Total Revenues                                                             $        32,899        $          32,411
Net Income                                                                 $         4,655        $           5,645
Basic Earnings Per Share                                                   $          0.28        $            0.32
Diluted Earnings Per Share                                                 $          0.28        $            0.32

      The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the issuances of Series A and Series B preferred units been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

4.    MINORITY INTEREST

                                                    PREFERRED           COMMON          CONSOLIDATED
                                                   UNITHOLDERS        UNITHOLDERS       PARTNERSHIPS       TOTAL
                                                   -----------        -----------       ------------     ----------

Minority Interest at December 31, 1999             $   104,571        $    30,200        $     2,006      $ 136,777
Minority Interest Common Units Converted                    --                 (1)                --             (1)
Minority Interest Income                                 2,405              1,016               (243)         3,178
Distributions Paid                                      (2,405)                --                (30)        (2,435)
Distributions Accrued                                       --             (1,745)                --         (1,745)
                                                   -----------        -----------        -----------      ---------
Minority Interest at March 31, 2000                $   104,571        $    29,470        $     1,733      $ 135,774
                                                   ===========        ===========        ===========      =========

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units ("Series A Preferred Units") in a private placement. Each Series A Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12,345 for the partial repayment of borrowings outstanding under the Credit Facility. On July 28, 1999, the Operating Partnership also issued 3,800,000 Series B 8.95% cumulative redeemable preferred units ("Series B Preferred Units") in a private placement. Each Series B Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five

                                 JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.    MINORITY INTEREST (CONTINUED)

dollars per unit. The Company used the proceeds of approximately $92,226 to repay $90,000 borrowings outstanding under the Credit Facility and increase operating cash. Quarterly dividends to the holders of the Series A and Series B Preferred Units are due on the last day of each March, June, September and December. For the period ending March 31, 2000, distributions for the Series A and Series B Preferred Units were approximately $279 and $2,126, respectively.

5.  SHAREHOLDERS' EQUITY

    The following table summarizes changes in stockholders' equity since December 31, 1999:

                                                                                            ACCUMULATED
                                                                                           DISTRIBUTIONS
                                                                             ADDITIONAL      IN EXCESS
                                                                              PAID-IN           OF
                                              SHARES*           STOCK         CAPITAL       NET INCOME         TOTAL
                                             ----------        -------       ----------    -----------       ----------
Stockholders' Equity at December 31, 1999    16,825,665        $     2       $  219,132    $   (35,489)     $   183,645
 Issued Shares of Common Stock -
 Operating Partnership Units Converted              125             --                1             --                1
Net Income for the Period                            --             --               --          4,655            4,655
Repurchase of Common Stock                     (606,500)            --          (10,632)            --          (10,632)
Distributions Accrued                                --             --               --         (7,766)          (7,766)
                                             ----------        -------       ----------    -----------      -----------
Stockholders' Equity at March 31, 2000       16,219,290        $     2       $  208,501    $   (38,600)     $   169,903
                                             ==========        =======       ==========    ===========      ===========

 *  Includes Common Stock and 200,000 outstanding shares of Price Group Stock

    In October 1999, the Board of Trustees authorized the Company to repurchase up to $25,000 of the Company's Common Stock through open market purchases and private transactions. Through December 31, 1999, the Company had repurchased 856,600 shares of Common Stock for a total cost of approximately $14,366. During the quarter ended March 31, 2000, 606,500 additional shares of stock were purchased for $10,632. All shares which have been repurchased have been retired.

6.  SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." The following information presents the Company's three reportable segments - 1) regional malls, 2) community centers and 3) commercial properties in conformity with SFAS No. 131.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Segment data includes total revenues and property net operating income (revenues less operating and maintenance expense, real estate taxes and insurance expense and advertising and promotion expense ("Property NOI")). The Company evaluates the performance of its segments and allocates resources to them based on Property NOI.

    The regional mall segment consists of 18 regional malls in eight states containing approximately 10,291,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 296,000 to 1,171,000 square feet of total GLA.

    The community center segment consists of 25 properties in seven states containing approximately 3,362,000 square feet of total GLA and one freestanding retail property containing approximately 2,000 square feet of GLA.

                                 JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  SEGMENT INFORMATION (CONTINUED)

    The commercial properties include six mixed-use commercial/business properties with 38 commercial buildings containing approximately 1,354,000 square feet of GLA which are located primarily in the Salt Lake City, Utah area where the Company's headquarters is located.

    The table below presents information about the Company's reportable segments for the quarters ending March 31:

                                               REGIONAL           COMMUNITY         COMMERCIAL
                                                 MALLS             CENTERS          PROPERTIES           OTHER         TOTAL
                                             ----------         ------------       -----------         ---------    ----------
2000
----
Total Revenues                               $   26,258         $      4,554       $     1,898         $     189     $  32,899
Property Operating Expenses (1)                  (7,749)              (1,125)            (425)               (4)        (9,303)
                                             ----------         ------------       ----------          --------      ---------
Property NOI (2)                                 18,509                3,429             1,473               185        23,596
Unallocated Expenses (3)                             --                   --                --           (16,006)      (16,006)
Unallocated Minority Interest (4)                    --                   --                --            (3,178)       (3,178)
Unallocated Other (5)                                --                   --                --               243           243
Consolidated Net Income                              --                   --                --                --         4,655
Additions to Real Estate Assets                   8,277                  389               145                --         8,811
Total Assets (6)                                644,478               83,808            30,636            16,443       775,365

1999
----
Total Revenues                               $   24,103         $      6,360       $     1,724         $     224     $  32,411
Property Operating Expenses (1)                  (7,350)              (1,000)             (404)               --        (8,754)
                                             ----------         ------------       -----------         ---------     ---------
Property NOI (2)                                 16,753                5,360             1,320               224        23,657
Unallocated Expenses (3)                             --                   --                --           (14,991)      (14,991)
Unallocated Minority Interest (4)                    --                   --                --            (2,307)       (2,307)
Consolidated Net Income                              --                   --                --                --         6,359
Additions to Real Estate Assets                   6,592                2,625               469                26         9,712
Total Assets (6)                                607,695               81,993            31,152            16,904       737,744

---------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance expenses as listed in the condensed consolidated statement of operations.
(2)  Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the condensed consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships and minority interest of the Operating Partnership preferred and common unitholders as listed in the condensed consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.


7.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Unitholders of Operating Partnership elected to convert 125 and 200 common units of limited partner interest having a recorded value of $1 and $2, respectively, into shares of common stock during the three months ended March 31, 2000 and 1999, respectively.

                                                                        MARCH 31,             MARCH 31,
                                                                          2000                  1999
                                                                    ---------------       ---------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions Accrued For Stockholders not Paid                     $         7,766       $         8,184
Distributions Accrued For Unitholders not Paid                      $         1,745       $         1,710

                                    JP REALTY, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.    SUBSEQUENT EVENT

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses, to pay down the borrowings under the Credit Facility. The Series C Preferred Units, which may be redeemed by the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances.

ITEM  2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS  OF  FINANCIAL  CONDITION  AND
         ---------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

OVERVIEW

      The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes there to appearing elsewhere herein.

      The Company is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. The Company's existing portfolio consists of 50 properties, including 18 enclosed regional malls, 25 community centers, one freestanding retail property and six mixed-use commercial properties.

      The Company completed its initial public offering on January 21, 1994, and conducts all of its business operations through, and held as of March 31, 2000 an 82% controlling general partner interest in, Price Development Company, Limited Partnership (the "Operating Partnership").

      The Company's operations in 2000 were positively impacted by the October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of a sixteen screen Cinemark Theater at Provo Towne Center, the expansion at Boise Towne Plaza as well as its other development activities. Development activities added a combined 473,700 square feet of total gross leasable area ("GLA") to the retail portfolio (46,500 in June 1999, 6,000 in September 1999, 335,000 in October 1999, 74,000 in November 1999 and 12,200
in December 1999).

REVENUE RECOGNITION

      On January 1, 2000, the Company stopped accruing revenues for Percentage and Overage Rents based upon recent accounting guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101 "Revenue Recognition." Prior to the issuance of the Staff Accounting Bulletin No. 101 "Revenue Recognition," the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the new guidance percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

      As a result of adopting the Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues decreased $578 during the three months ended March 31, 1999, which will be recognized in the fourth quarter. In addition, if the change in revenue recognition described above had not been made, the net income for the three months ended March 31, 1999 would have been $6,837 or $0.39 per basic and diluted earnings per share.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999 (DOLLARS IN THOUSANDS)

      Total revenues for the three months ended March 31, 2000 increased $488 or 2% to $32,899 as compared to $32,411 in 1999. Minimum rents decreased $137 or 1% to $24,817 as compared to $24,954 in 1999. The decrease is a result of a one-time, non-cash lease termination settlement of $1,957 which occurred in 1999. Excluding the $1,957 one-time, non-cash transaction in 1999, minimum rents increased $1,820 or 8%. Additionally, percentage and overage rents increased $13 or 3% to $437 as compared to $424 in 1999.

       The October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of the Cinemark Theater at Provo Towne Centre and the expansion of Boise Towne Plaza contributed $855 to the minimum rent increase. Minimum rents for the remaining property portfolio increased $965 in 2000 as compared to 1999.

      Revenues recognized from straight-line rents were $397 in 2000 as compared to $280 in 1999.

      Recoveries  from tenants increased $681 or 10% to $7,449 as compared to
$6,768  in  1999.   Property  operating  expenses,  including  operating  and
maintenance, real estate taxes and insurance increased $181 or 3% and $368 or 11% respectively. The opening of the Mall at Sierra Vista, the Cinemark Theater at Provo Towne Centre and the expansion of Boise Towne Plaza contributed $238 to recoveries from tenants, $238 to property operating expenses, including operating and maintenance, and $155 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 80% in 2000 compared to 77% in 1999.

      Depreciation and amortization increased $1,100 or 19% to $6,938 as compared to $5,838 in 1999. This increase is primarily due to the opening of the Mall at Sierra Vista and the increases in newly developed GLA.

      Interest expense increased $90 or 1% to $7,449 as compared to $7,359 in 1999. This increase resulted from higher interest rates on lower borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $380 in 2000 as compared to $505 in 1999.

      The Operating Partnership completed two preferred unit transactions in the second and third quarters of 1999 which resulted in net proceeds of approximately $104,571. The Company used approximately $102,300 to reduce borrowings. The reduction of net income for the quarter ended March 31, 2000 associated with issuing the preferred units was $411.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. During the quarter ended March 31, 2000, the Company declared a dividend of $.48 per share payable April 18, 2000 to the stockholders of record as of April 6, 2000.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of March 31, 2000, the Company's cash and restricted cash amounted to approximately $9.6 million. In addition to its cash and restricted cash, unused capacity under its Credit Facility totaled $92.5 million at March 31, 2000.

      The Company expects to meet its short-term cash requirements, including distributions and recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Credit Facility.

      The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At March 31, 2000, the Company's total outstanding indebtedness was approximately $444.9 million. Such indebtedness included: (i) the outstanding balance on the $200 million Credit Facility which equaled $98 million at March 31, 2000 and is due October 2000; (ii) the $12.1 million 8.5% note secured by real estate, which requires a balloon payment of approximately $11.9 million in October 2000; (iii) the $61.2 million 6.37% notes secured by real estate which mature in January 2001; (iv) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001; (v) the Spokane Valley Mall construction loan of $41.6 million which is due in August 2001; (vi) the $100 million senior notes principal payable of $25 million a year beginning March 2005; and (vii) the $83.2 million 6.68% first mortgage, which requires a balloon payment of approximately $73.0 million in September 2008.

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% preferred units ("Series A Preferred Units") in a private placement. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Credit Facility. On July 28, 1999, the Operating Partnership also issued 3,800,000 Series B 8.95% preferred units ("Series B Preferred Units") in a private placement. Each Series B Preferred Unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Company used the proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Credit Facility and increase operating cash. On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% preferred units ("Series C Preferred Units") in a private placement. Each Series C Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Company used the gross proceeds of $8 million to pay transaction costs and for the partial repayment of borrowings outstanding under the Credit Facility. Quarterly distributions of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December.

      Additional  long-term  capital  needs  of  the  Company  relate  to the
expansion   of   NorthTown  Mall,  an  enclosed  regional  mall  in  Spokane,
Washington, through its consolidated partnership Price Spokane, Limited Partnership. The project is expected to be completed in the third quarter of 2000 and will add approximately 100,000 square feet of GLA. At March 31, 2000, the Operating Partnership had expended an aggregate of approximately $14.0 million for expansion costs and anticipates expending an additional $6.3 million to complete the project, which will be funded by the Credit Facility. The Company is currently involved in smaller expansion and renovation projects at several of its properties, which will also be financed by the Credit Facility.

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

    On September 2, 1997 the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%. Interest payments are due semi annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility. At March 31, 2000, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

    The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from its Credit
Facility as well as other debt and equity financings, including public financings. The Company's ratio of debt-to-total market capitalization was approximately 49% at March 31, 2000.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

    The Company's exposure to market risk is limited to the impact of fluctuations in the general level of interest rates on its current and future fixed and variable rate debt obligations. Even though its philosophy is to maintain a fairly low tolerance to interest rate fluctuation risk, the Company is still vulnerable, however, to significant fluctuations in interest rates on its variable rate debt, on any future repricing or refinancing of its fixed rate debt and on future debt.

    The Company uses long-term and medium-term debt as a source of capital. At March 31, 2000, the Company had approximately $261,519,000 of outstanding fixed rate debt, consisting of $100,000,000 unsecured senior notes and $161,519,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 7.0% for the period ended March 31, 2000. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Company has approximately $12,120,000 in fixed rate debt maturing in 2000.

    The Company's Credit Facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. At March 31, 2000, the Company had approximately $183,392,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 7.3% for the period ended March 31, 2000. If the interest rate for the Company's variable rate debt increased or decreased by 1% during 2000, the Company's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,834,000.

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

EXHIBIT
NUMBER                                                                         DESCRIPTION
-------
10.15          Loan Agreements related to 1995 Credit Facility*****
         i)    Credit Agreement, dated March 8, 1995, between Price Development Company, Limited Partnership and Lexington Mortgage Company
         ii)   Note dated March 8, 1995
         iii)  Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
         iv)   Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8, 1995 between
               Price Development Company, Limited Partnership, Bank One, Utah, N.A. and Lexington Mortgage
               Company
         v)    Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company,
               Limited Partnership, Merrill Lynch Mortgage Capital, Inc. and Capital Market Assurance
               Corporation
         vi)   Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement dated June
               29, 1995
         vii)  Reaffirmation of Guaranty dated June 29, 1995
10.16          First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership***
10.17          Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership***
10.18          Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership******
10.19          Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights
               Agent****
10.20          Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership*******
10.21          Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership
27.1           Financial Data Schedule

               ---------------
             * Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
               under the exhibit numbered in parenthetical, and are incorporated herein by reference.
            ** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
               30, 1998 and is incorporated herein by reference.
           *** Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1999 and are incorporated herein by reference.
          **** Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
         ***** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
               1995 and are incorporated herein by reference.
        ****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
               30, 1999 and are incorporated herein by reference.
       ******* Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
               1999 and is incorporated herein by reference.
         (b)   CURRENT REPORTS ON FORM 8-K
               None

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                         JP REALTY, INC.
                                                                         (Registrant)



              May 12, 2000                                              /s/ G. Rex Frazier
-------------------------------------                                   ---------------------------------------
                (Date)                                                  G. Rex Frazier
                                                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                                                        AND DIRECTOR


             May 12, 2000                                               /s/ M. Scott Collins
-------------------------------------                                   ---------------------------------------
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

EXHIBIT
NUMBER                                                                         DESCRIPTION
-------
10.15          Loan Agreements related to 1995 Credit Facility*****
         i)    Credit Agreement, dated March 8, 1995, between Price Development Company, Limited Partnership and Lexington Mortgage Company
         ii)   Note dated March 8, 1995
         iii)  Guaranty of Payment dated March 8, 1995 between the Company and Lexington Mortgage Company
         iv)   Cash Collateral Account Security, Pledge and Assignment Agreement dated March 8, 1995 between
               Price Development Company, Limited Partnership, Bank One, Utah, N.A. and Lexington Mortgage
               Company
         v)    Amended and Restated Credit Agreement dated June 29, 1995 between Price Development Company,
               Limited Partnership, Merrill Lynch Mortgage Capital, Inc. and Capital Market Assurance
               Corporation
         vi)   Amendment to Cash collateral Account, Security, Pledge and Assignment Agreement dated June
               29, 1995
         vii)  Reaffirmation of Guaranty dated June 29, 1995
10.16          First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership***
10.17          Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership***
10.18          Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership******
10.19          Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights
               Agent****
10.20          Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership*******
10.21          Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
               Development Company, Limited Partnership
27.1           Financial Data Schedule

               ---------------
             * Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
               under the exhibit numbered in parenthetical, and are incorporated herein by reference.
            ** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
               30, 1998 and is incorporated herein by reference.
           *** Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1999 and are incorporated herein by reference.
          **** Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
         ***** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
               1995 and are incorporated herein by reference.
        ****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
               30, 1999 and are incorporated herein by reference.
       ******* Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
               1999 and is incorporated herein by reference.
         (b)   CURRENT REPORTS ON FORM 8-K
               None
