Form 10-Q
period 2000-09-30
JP REALTY INC
filed 2000-11-09
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                        FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2000

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                            Commission file number 1-12560



                                JP REALTY, INC.
                                ---------------
                (Exact name of registrant as specified in its charter)

                      MARYLAND                                                                  87-0515088
               ----------------------                                                           ----------
              (State of incorporation)                                             (I.R.S. Employer Identification No.)

                 35 CENTURY PARK-WAY
             SALT LAKE CITY, UTAH  84115                                                      (801) 486-3911
             ---------------------------                                                       -------------
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



     16,219,290 Shares of Common Stock were outstanding as of November 9, 2000

                             JP REALTY, INC.
                                FORM 10-Q


                                         INDEX


PART I:  FINANCIAL INFORMATION                                                                             PAGE
------------------------------                                                                            -----
Item 1.         Financial Statements
                Condensed Consolidated Balance Sheet as of September 30, 2000                                 3
                and December 31, 1999
                Condensed Consolidated Statement of Operations for the Three Months                           4
                and Nine Months ended September 30, 2000 and 1999
                Condensed Consolidated Statement of Cash Flows for the                                        5
                Nine Months ended September 30, 2000 and 1999                                                 6
                Notes to Financial Statements                                                                 7
Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                          13
Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                   16

PART II:  OTHER INFORMATION
---------------------------
Item 1.          Legal Proceedings                                                                           17
Item 2.          Changes in Securities and Use of Proceeds                                                   17
Item 3.          Defaults Upon Senior Securities                                                             17
Item 4.          Submission of Matters to a Vote of Security Holders                                         17
Item 5.          Other Information                                                                           17
Item 6.          Exhibits and Reports on Form 8-K                                                            17

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors.
Representative   examples   of  these  factors  include,  without  limitation,
general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties,
competition  from  other  companies  and  venues   for   the sale/distribution
of  goods  and  services,  shifts in  customer  demands,  tenant  bankruptcies,
governmental  and  public   policy  changes  and  the  continued availability
of financing in the amounts and  on the terms necessary to support the future
business of the  Company.  Investors are   cautioned that the Company's actual
results could differ materially from those set forth in such forward-looking statements.

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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2000 and the six months ended June 30, 2000, and the Annual Report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.

                                    JP REALTY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           (UNAUDITED)
                                                                          SEPTEMBER 30,              DECEMBER 31,
                                                                              2000                       1999
                                                                        -----------------           ----------------
ASSETS
Real Estate Assets, Including Assets Under Development
 of $26,991 and $18,389                                                 $         900,471           $        876,388
 Less:  Accumulated Depreciation                                                 (149,822)                  (135,027)
                                                                        -----------------           ----------------
    Net Real Estate Assets                                                        750,649                    741,361
Cash                                                                                6,049                      7,767
Restricted Cash                                                                     4,088                      3,149
Accounts Receivable, net                                                            8,320                     10,368
Deferred Charges, net                                                               8,089                      7,526
Other Assets                                                                        6,397                      6,055
                                                                        -----------------           ----------------
                                                                        $         783,592           $        776,226
                                                                        =================           ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                                              $         449,251           $        438,241
Accounts Payable and Accrued Expenses                                              16,874                     16,716
Dividends Payable                                                                   9,511                         --
Other Liabilities                                                                     846                        847
                                                                        -----------------           ----------------
                                                                                  476,482                    455,804
                                                                        -----------------           ----------------
Minority Interest
  Preferred Unitholders                                                           112,327                    104,571
  Common Unitholders                                                               28,320                     30,200
  Consolidated Partnerships                                                         1,598                      2,006
                                                                        -----------------           ----------------
                                                                                  142,245                    136,777
                                                                        -----------------           ----------------
Commitments and Contingencies
Stockholders' Equity
  8.75% Series A Cumulative Redeemable Preferred Stock,
   $.0001 par value; liquidation preference $25.00 per share,
   510,000 shares authorized, none issued or outstanding                               --                         --
  8.95% Series B Cumulative Redeemable Preferred Stock,
   $.0001 par value, liquidation preference $25.00 per share,
   3,800,000 shares authorized, none issued or outstanding                             --                         --
  8.75% Series C Cumulative Redeemable Preferred Stock,
   $.0001 par value, liquidation preference $25.00 per share,
   320,000 shares authorized, none issued or outstanding                               --                         --
  Series A Junior Participating Preferred Stock, $.0001 per share,
   3,060,000 shares authorized, none issued or outstanding                             --                         --
  Common Stock, $.0001 par value, 117,110,000 shares
    authorized, 16,019,290 shares and 16,625,665 shares
    issued and outstanding at September 30, 2000
    and December 31, 1999, respectively                                                 2                          2
  Price Group Stock, $.0001 par value, 200,000 shares
    authorized, issued and outstanding                                                 --                         --
  Excess Stock, 75,000,000 shares authorized,
    none issued or outstanding                                                         --                         --
  Additional Paid-in Capital                                                      208,501                    219,132
  Accumulated Dividends in Excess of Net Income                                   (43,638)                   (35,489)
                                                                        -----------------           ----------------
                                                                                  164,865                    183,645
                                                                        -----------------           ----------------
                                                                        $         783,592           $        776,226
                                                                        =================           ================

                        See accompanying notes to financial statements

                                    JP REALTY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                           2000                1999                 2000              1999
                                                       -------------       -------------       -------------      ------------
Revenues
  Minimum Rents                                        $      26,038       $      23,316       $      75,525      $     71,486
  Percentage and Overage Rents                                   376                 218               1,128               948
  Recoveries from Tenants                                      8,174               7,785              23,367            21,712
  Interest                                                       238                 147                 554               431
  Other                                                          374                  62               1,779               271
                                                       -------------       -------------       -------------      ------------
                                                              35,200              31,528             102,353            94,848
                                                       -------------       -------------       -------------      ------------
Expenses
  Operating and Maintenance                                    6,663               5,881              18,377            16,660
  Real Estate Taxes and Insurance                              3,580               3,398              10,883            10,236
  General and Administrative                                   1,699               1,535               4,876             5,067
  Depreciation                                                 7,188               5,674              19,734            17,116
  Amortization of Deferred Financing Costs                       424                 400               1,231             1,238
  Amortization of Deferred Leasing Costs                         211                 137                 569               482
  Interest                                                     7,861               6,324              22,952            21,023
                                                       -------------       -------------       -------------      ------------
                                                              27,626              23,349              78,622            71,822
                                                       -------------       -------------       -------------      ------------
                                                               7,574               8,179              23,731            23,026
Minority Interest in Loss (Income) of                            176                 243                 376              (613)
Consolidated Partnerships
Gain on Sales of Real Estate                                     373                  --               2,002                --
                                                       -------------       -------------       -------------      ------------
Income Before Minority Interest of the
Operating Partnership                                          8,123               8,422              26,109            22,413
Unitholders and Extraordinary Item
Minority Interest of the Operating Partnership
 Preferred Unitholders                                        (2,579)             (1,814)             (7,505)           (2,025)
Minority Interest of the Operating Partnership
 Common Unitholders                                           (1,010)             (1,135)             (3,375)           (3,502)
                                                       -------------       -------------       -------------      ------------
Net Income Before Extraordinary Item                           4,534               5,473              15,229            16,886
Extraordinary Item - Loss on Early
Extinguishment of Debt, Net
  of Minority Interest of the Operating
Partnership Unitholders                                          (80)               (801)                (80)             (801)
                                                       -------------       -------------       -------------      ------------
Net Income                                             $       4,454       $       4,672       $      15,149      $     16,085
                                                       =============       =============       =============      ============
Basic Earnings Per Share
 Income Before Extraordinary Item                      $        0.28       $        0.31       $        0.93      $       0.96
 Extraordinary Item                                            (0.01)              (0.05)              (0.00)            (0.05)
                                                       -------------       -------------       -------------      ------------
 Net Income                                            $        0.27       $        0.26       $        0.93      $       0.91
                                                       =============       =============       =============      ============
Diluted Earnings Per Share
 Income Before Extraordinary Item                      $        0.28       $        0.31       $        0.93      $       0.96
 Extraordinary Item                                            (0.01)              (0.05)              (0.00)            (0.05)
                                                       -------------       -------------       -------------      ------------
 Net Income                                            $        0.27       $        0.26       $        0.93      $       0.91
                                                       =============       =============       =============      ============
Basic Weighted Average Number of Common Shares                16,219              17,641              16,325            17,641
Add:  Dilutive Effect of Stock Options                            17                  41                   9                45
                                                       -------------       -------------       -------------      ------------
Diluted Weighted Average Number of Common Shares              16,236              17,682              16,334            17,686
                                                       =============       =============       =============      ============

                        See accompanying notes to financial statements.

                                     JP REALTY, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)


                                                                      For the Nine Months ended September 30,
                                                                      ---------------------------------------
                                                                           2000                      1999
                                                                      --------------           --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             $       51,208           $       40,484
                                                                      --------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                                     (33,773)                 (44,015)
Proceeds from Sales of Real Estate                                             2,289                       --
Increase in Restricted Cash                                                     (939)                    (407)
                                                                      --------------           --------------
    Net Cash Used in Investing Activities                                    (32,423)                 (44,422)
                                                                      --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                     145,500                   74,516
Repayment of Borrowings                                                     (134,490)                (154,063)
Proceeds from Minority Partners                                                   36                       --
Net Proceeds from Issuance of Preferred Units                                  7,756                  104,571
Distributions to Preferred Unitholders                                        (7,505)                  (2,025)
Distributions to Minority Interest of Consolidated
Partnerships                                                                  (3,559)                  (3,470)
 and Common Unit Holders
Dividends to Stockholders                                                    (15,532)                 (16,368)
Deferred Financing Costs                                                      (2,077)                    (629)
Repurchase of Common Stock                                                   (10,632)                      --
                                                                      --------------           --------------
    Net Cash (Used in) Provided by Financing Activities                      (20,503)                   2,532
                                                                      --------------           --------------
Net Decrease in Cash                                                          (1,718)                  (1,406)
Cash, Beginning of Period                                                      7,767                    5,123
                                                                      --------------           --------------
Cash, End of Period                                                   $        6,049           $        3,717
                                                                      ==============           ==============

                              See accompanying notes to financial statements.

                               JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

      JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national, regional and retail chains and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company's properties are owned and controlled by the Company through its 82% general partner interest in Price Development Company, Limited Partnership (the "Operating Partnership"). As calculated, the Company's percentage of general partner interest in the Operating Partnership was based on the number of outstanding common units of limited partner interest (excluding outstanding preferred units of limited partner interest) on September 30, 2000.

      The interim financial data for the three and nine months ended September 30, 2000 and 1999, is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain amounts in the financial statements have been reclassified to conform with the third quarter 2000 presentation.

      On January 1, 2000, the Company stopped accruing revenues for percentage and overage rents on a straight-line basis based upon recent accounting guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101 "Revenue Recognition". Prior to the issuance of the Staff Accounting Bulletin No. 101 "Revenue Recognition," the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the new guidance, percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

      As a result of adopting Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues were restated and reduced by $870 and $2,278 during the three and nine months ended September 30, 1999, respectively, which amounts will be recognized during the fourth quarter of 1999. In addition, if the change in revenue recognition described above had not been made, the net income for the three and nine months ended September 30, 1999 would have been $5,392 and $17,970, respectively, and basic and diluted earnings per share would have been $0.31 for the three months, and $1.02 for the nine months, respectively.


2.    NET REAL ESTATE ASSETS

      Net real estate assets consists of the following:

                                                SEPTEMBER 30,
                                                     2000
                                               --------------
Land                                           $      106,565
Building                                              766,915
                                               --------------
                                                      873,480
Less:  Accumulated Depreciation                      (149,822)
                                               --------------
Operating Real Estate Assets                          723,658
Real Estate Under Development                          26,991
                                               --------------
Net Real Estate Assets                         $      750,649
                                               ==============

                               JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.    BORROWINGS

                                                                                            SEPTEMBER 30,
                                                                                                 2000
                                                                                          ---------------
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                                $       100,000
Credit facility, unsecured; weighted average interest at 7.7%
 during 2000 due in 2003                                                                          115,000
Mortgage payable, secured by real estate; interest at 6.68%,
 due in 2008                                                                                       82,776
Notes, secured by real estate; interest at 6.37%, due in 2001                                      61,223
Construction loan, secured by real estate; interest at 8.13%
 as of September 30, 2000, due in 2001                                                             43,792
Construction loan, secured by real estate; interest at 8.13%
 as of September 30, 2000, due in 2001                                                             41,600
Other notes payable, secured by real estate; interest ranging
 from 7.0% to 9.99% maturing 2001 to 2095                                                           4,860
                                                                                          ---------------
                                                                                          $       449,251
                                                                                          ===============

      On October 16, 1997, the Operating Partnership obtained a $150,000 three-year unsecured credit facility (the "Credit Facility") from a syndicate of banks. On December 18, 1997, the amount was increased to $200,000. On July 28, 2000, the Operating Partnership replaced the Credit Facility with a new $200,000 unsecured credit facility (the "2000 Credit Facility") from a syndicate of banks lead by Bank One, NA. The 2000 Credit Facility has a three-year term and bears interest, at the option of the Operating Partnership, at one, or a combination of (i) the higher of the federal funds rate plus 50 basis points or the prime rate or (ii) LIBOR plus a spread of 85 to 145 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The 2000 Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank syndicate. The 2000 Credit Facility will be used for general corporate purposes including development, working capital, repayment of indebtedness and/or amortization payments. The 2000 Credit Facility contains restrictive covenants, including limitations on the amount of secured and unsecured debt and requires the Operating Partnership to maintain certain financial ratios. The 2000 Credit Facility was used to pay-off and replace the prior Credit Facility on July 28, 2000. The write-off of deferred financing cost related to the early extinguishment of the prior Credit Facility makes up the extraordinary loss of $80, net of minority interest of $18.

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

4.    SCHEDULE OF MATURITIES OF BORROWINGS

      The following summarizes the scheduled maturities of borrowings at September 30, 2000:

YEAR                                                                            Total
----                                                                       -------------
2000                                                                       $         244
2001                                                                             149,082
2002                                                                               1,078
2003                                                                             116,426
2004                                                                               1,187
2005                                                                              26,271
Thereafter                                                                       154,963
                                                                           -------------
                                                                           $     449,251
                                                                           =============

                               JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma summary financial information for the nine months ended September 30, 2000 and 1999, is presented as if the 1999 issuances of Series A and Series B Preferred Units and the 2000 issuance of Series C Preferred Units (Note 4) had been consummated as of January 1, 1999.


                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                         2000                        1999
                                                   ----------------           ----------------
Total Revenues                                     $        102,353           $         94,848
Net Income                                         $         15,103           $         14,577
Basic Earnings Per Share                           $           0.93           $           0.83
Diluted Earnings Per Share                         $           0.92           $           0.82

      The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the issuances of Series A, Series B and Series C Preferred Units been completed as of January 1, 1999, nor does it purport to represent the results of operations for future periods.


6.    MINORITY INTEREST

                                                    PREFERRED            COMMON          CONSOLIDATED
                                                   UNITHOLDERS         UNITHOLDERS       PARTNERSHIPS            TOTAL
                                                   -----------         -----------       ------------         ----------
Minority Interest at December 31, 1999             $   104,571         $    30,200       $      2,006         $  136,777
Preferred Units Issued                                   7,756                  --                 --              7,756
Partner Contribution                                        --                  --                 36                 36
Minority Interest Common Units Converted                    --                  (1)                --                 (1)
Minority Interest Income (Loss)                          7,505               3,375               (376)            10,504
Minority Interest in Extraordinary Loss                     --                 (18)                --                (18)
Distributions Paid                                      (7,505)             (3,491)               (68)           (11,064)
Distributions Accrued                                       --              (1,745)                --             (1,745)
                                                   -----------         -----------       ------------         ----------
Minority Interest at September 30, 2000            $   112,327         $    28,320       $      1,598         $  142,245
                                                   ===========         ===========       ============         ==========

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

                               JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.    MINORITY INTEREST (CONTINUED)

      The Operating Partnership makes quarterly distributions to the holders of the Series A, Series B and Series C Preferred Units on the last day of each March, June, September and December. For the nine months ended September 30, 2000, distributions for the Series A, Series B and Series C Preferred Units were approximately $837, $6,376 and $292, respectively.

7.  STOCKHOLDERS' EQUITY

    The following table summarizes changes in stockholders' equity since December 31, 1999:

                                                                               ADDITIONAL         ACCUMULATED
                                                                               Additional        Distributions
                                                                                 Paid-in         in Excess of
                                               SHARES*           Stock           Capital          Net Income          TOTAL
                                             ----------        -----------     ----------        ------------       ----------
Stockholders' Equity at December 31, 1999    16,825,665        $         2     $  219,132        $    (35,489)      $  183,645

Issued Shares of Common Stock -
  Operating Partnership Units                       125                 --              1                  --               1
Converted
Net Income for the Period                            --                 --             --              15,149          15,149
Repurchase of Common Stock                     (606,500)                --        (10,632)                 --         (10,632)
Dividends Paid                                       --                 --             --             (15,532)        (15,532)
Dividends Accrued                                    --                 --             --              (7,766)         (7,766)
                                             ----------        -----------     ----------        ------------       ---------
Stockholders' Equity at September 30, 2000   16,219,290        $         2     $  208,501        $    (43,638)      $ 164,865
                                             ==========        ===========     ==========        ============       =========

  ----------------------
  *  Includes Common Stock and 200,000 outstanding shares of Price Group Stock

      In October 1999, the Board of Trustees authorized the Company to repurchase up to $25,000 of the Company's Common Stock through open market purchases and private transactions. Through December 31, 1999, the Company had repurchased 856,600 shares of Common Stock for a total cost of approximately $14,366. For the nine months ended September 30, 2000, 606,500 additional shares of stock were purchased for $10,632. All shares which have been repurchased have been retired.

8.    SEGMENT INFORMATION

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

      The regional mall segment consists of 18 regional malls in seven states containing approximately 10,412,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 296,000 to 1,171,000 square feet of total GLA.

      The community center segment consists of 25 properties in seven states containing approximately 3,368,000 square feet of total GLA and one freestanding retail property containing approximately 2,000 square feet of GLA.

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

                               JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.    SEGMENT INFORMATION (CONTINUED)

      The table below presents information about the Company's reportable segments for the nine months ended September 30:

                                            REGIONAL           COMMUNITY          COMMERCIAL
                                              MALLS             CENTERS           PROPERTIES         OTHER           TOTAL
                                           ----------        ------------        -----------      -----------     -----------
2000
----
Total Revenues                             $   81,437        $     14,222        $     5,892      $       802      $ 102,353
Property Operating Expenses (1)                24,292               3,609              1,305               54         29,260
                                            ---------         -----------        -----------      -----------      ---------
Property NOI (2)                               57,145              10,613              4,587              748         73,093
Unallocated Expenses (3)                           --                  --                 --          (49,362)       (49,362)
Unallocated Minority Interest (4)                  --                  --                 --          (10,504)       (10,504)
Unallocated Other(5)                               --                  --                 --            1,922          1,922
Consolidated Net Income                            --                  --                 --               --         15,149
Additions to Real Estate Assets                27,330               1,168                630               --         29,128
Total Assets (6)                              654,079              81,347             29,741           18,425        783,592

1999
----
Total Revenues (7)                         $   73,401        $     15,118        $     5,540      $       789      $  94,848
Property Operating Expenses (1)                22,444               3,154              1,298               --         26,896
                                            ---------         -----------        -----------      -----------      ---------
Property NOI (2) (7)                           50,957              11,964              4,242              789         67,952
Unallocated Expenses (3)                           --                  --                 --          (44,926)       (44,926)
Unallocated Minority Interest (4)                  --                  --                 --           (6,140)        (6,140)
Unallocated Other (5)                              --                  --                 --             (801)          (801)
Consolidated Net Income                            --                  --                 --               --         16,085
Additions to Real Estate Assets                38,009               5,333                906               97         44,345
Total Assets (6)                              625,665              83,800             30,968           15,346        755,779

------------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance as listed in the condensed consolidated statement of operations.
(2)         Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the condensed consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships and minority interest of the Operating Partnership preferred and common unitholders as listed in the condensed consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate and extraordinary item-loss on early extinguishment of debt as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.
(7) Included in community centers total revenue and property NOI is a one-time $1,957 non-cash transaction.

                               JP REALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Unitholders of the Operating Partnership elected to convert 125 and 200 common units of limited partnership interest having a recorded value of $1 and $2, respectively, into an equal number of shares of Common Stock during the nine months ended September 30, 2000 and 1999, respectively.

                                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                                           2000                   1999
                                                                    -----------------       ----------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Dividends accrued for stockholders not paid                         $           7,766       $          8,185
Distributions accrued for unitholders not paid                      $           1,745       $          1,710

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

    The Company completed its initial public offering on January 21, 1994, and conducts all of its business operations through, and held as of September 30, 2000, held an 82% controlling general partner interest in, Price Development Company, Limited Partnership (the "Operating Partnership").

    The Company's operations in 2000 were positively impacted by the October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of a sixteen screen Cinemark Theater at Provo Towne Center, the expansion at Boise Towne Plaza as well as its other development activities. Since September 30, 1999, development activities added a combined 542,100 square feet of total gross leasable area ("GLA") to the retail portfolio (335,000 square feet in October 1999, 74,000 square feet in November 1999, 12,200 square feet in December 1999, 5,000 square feet in February 2000, 12,900 square feet in June 2000, and 103,000 square feet in September 2000).

REVENUE RECOGNITION

    On January 1, 2000, the Company stopped accruing revenues for percentage and overage rents on a straight-line basis based upon recent accounting guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101 "Revenue Recognition." Prior to the issuance of the Staff Accounting Bulletin No. 101 "Revenue Recognition," the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the new guidance, percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

    As a result of adopting Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues were restated and reduced by $870 and $2,278 during the three and nine months ended September 30, 1999, respectively, which amounts will be recognized during the fourth quarter of 1999. In addition, if the change in revenue recognition described above had not been made, the net income for the three and nine months ended September 30, 1999 would have been $5,392 and $17,970, respectively, and basic and diluted earnings per share would have been $0.31 for the three months, and $1.02 for the nine months, respectively.

RESULTS OF OPERATIONS

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLARS IN THOUSANDS)

    Total revenues for the nine months ended September 30, 2000 increased $7,505 or 8% to $102,353 as compared to $94,848 in 1999. This increase is primarily attributable to a $4,039 or 6% increase in minimum rents to $75,525 as compared to $71,486 in 1999. The October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of Cinemark Theater at Provo
Towne Centre and the expansion of Boise Towne Plaza contributed $2,609 to the minimum rent increase. The remaining growth in minimum rents was the result of internal growth, lease termination revenues recorded from tenant settlements, offset by $1,957 from a one-time, non-cash transaction recorded in 1999.

    Other revenues increased $1,508 to $1,779 as compared to $271 in 1999. This increase is due to redevelopment agency sums for the current period plus the final settlement in 2000 of such sums related to 1999.

    Revenues recognized from straight-line rents were $1,183 in 2000 and $1,052 in 1999.

    Recoveries  from  tenants  increased $1,655 or 8% to $23,367 as compared to
$21,712  in  1999.   Property  operating   expenses,  including  operating  and
maintenance, and real estate taxes and insurance increased $1,717 or 10% and $647 or 6%, respectively. The opening of the Mall at Sierra Vista and Cinemark Theatre at Provo Towne Centre contributed $606 to recoveries from tenants, $619 to property operating expenses, including operating and maintenance, and $400 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 80% in 2000 compared to 81% in 1999.

    General  and  administrative expense decreased $191 or 4% to $4,876 in 2000
as compared to $5,067  in  1999.   The  decrease  is primarily due to decreased
insurance expenses related to the Company's health insurance plan.

    Depreciation  and  amortization  increased $2,698  or  14%  to  $21,534  as compared to $18,836 in 1999. This increase is attributable to higher depreciation expense from newly developed GLA and reductions in asset lives on certain tenant improvements in both years.

    Interest expense increased $1,929 or 9% to $22,952 as compared to $21,023 in 1999. This increase resulted from higher interest rates on higher borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $1,245 in 2000 as compared to $1,887 in 1999.

    The Operating Partnership issued preferred units in three transactions. One in each of the second and third quarters of 1999 and the second quarter of 2000, which resulted in net proceeds of approximately $112,327. The Company used approximately $110,100 to reduce borrowings. The reduction of net income for the nine months ended September 30, 2000 associated with issuing the preferred units was approximately $491.

    Gain on sales of real estate in 2000 was $2,002 as compared to no sales in 1999.

    COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLARS IN THOUSANDS)

    Total revenues for the three months ended September 30, 2000 increased $3,672 or 12% to $35,200 as compared to $31,528 in 1999. This increase is primarily attributable to a $2,722 or 12% increase in minimum rents to $26,038 as compared to $23,316 in 1999. The October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of Cinemark Theater at Provo Towne Centre and the expansion of Boise Towne Plaza contributed $764 to the minimum rent increase. The remaining growth in minimum rents was the result of other internal growth and lease termination revenues recorded from tenant settlements.

    Other revenues increased $312 to $374 as compared to $62 in 1999. This increase is due to redevelopment agency sums for the current period.

    Revenues recognized from straight-line rents were $384 in 2000 and $429 in 1999.

    Recoveries from tenants increased $389 or 5% to $8,174 as compared to $7,785 in 1999. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $782 or 13% and $182 or 5%, respectively. The opening of The Mall at Sierra Vista and Cinemark Theatre at Provo Towne Center contributed $240 to recoveries from tenants, $267 to property operating expenses, including operating and maintenance, and $151 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 80% in 2000 compared to 84% in 1999.

    General and administrative expense increased $164 or 11% to $1,699 in 2000 as compared to $1,535 in 1999.

    Depreciation and amortization increased $1,612 to $7,823 from $6,211 in 1999. The increase is the result of depreciation from newly developed GLA and charges made as a result of changes in asset lives on certain tenant improvements.

    Interest expense increased $1,537 or 24% to $7,861 as compared to $6,324 in 1999. This increase resulted from higher interest rates on higher borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $445 in 2000 as compared to $848 in 1999.

    The Operating Partnership completed three preferred unit transactions. One in each of the second and third quarters of 1999 and second quarter of 2000, which resulted in net proceeds of approximately $112,327. The Company used approximately $110,100 to reduce borrowings. The reduction of net income for the quarter ended September 30, 2000 associated with issuing the preferred units was $169.

    Gain on sales of real estate was $373 as compared to no sales in 1999.

 LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. For the quarter ended September 30, 2000, the Company declared a dividend of $.48 per share payable October 17, 2000 to the stockholders of record as of October 5, 2000.

    The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of September 30, 2000, the Company's cash and restricted cash amounted to approximately $10.1 million. In addition to its cash and restricted cash, unused capacity under the 2000 Credit Facility at September 30, 2000 totaled $75.5 million.

    The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the 2000 Credit Facility.

    The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At September 30, 2000, the Company's total outstanding indebtedness was approximately $449.3 million. Such indebtedness included: (i) the $61.2 million, 6.37% notes secured by real estate which mature in January 2001; (ii) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001; (iii) the Spokane Valley Mall construction loan of $41.6 million which is due in August 2001; (iv) the 2000 Credit Facility with a balance of $115 million maturing July 2003; (v) the $100 million senior notes principal payable of $25 million a year beginning March 2005; and (vi) the $82.8 million, 6.68% first mortgage, which requires a balloon payment of approximately $73.0 million in September 2008.

    On April 23, 1999,  the  Operating  Partnership  issued  510,000  Series  A
Preferred  Units  in  a  private  placement.   Each  Series  A  Preferred  Unit
represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Credit Facility. On July 28, 1999, the Operating
Partnership  also issued 3,800,000  Series  B  Preferred  Units  in  a  private placement. Each Series B Preferred Unit represents a unit of limited partnership interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Credit Facility and to increase operating cash. On May 1, 2000, the Operating Partnership issued 320,000 Series C Preferred Units in a private placement. Each Series C Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of $7.8 million for the partial repayment of borrowings outstanding under the Credit Facility. Quarterly distributions of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December.

    The Company is currently involved in smaller expansion and renovation projects at several of its properties, which will be financed by the 2000 Credit Facility. The Company is also contemplating the expansion and renovation of several of its other existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the new 2000 Credit Facility together with equity and debt offerings, individual property financing and selective asset sales. The availability of such financing will influence the Company' s decision to proceed with, and the pace of, its development and acquisition activities.

    On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of
7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility. At September 30, 2000, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

    The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from the 2000 Credit Facility, from other debt and equity financings, including public financing and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 49% at September 30, 2000.

    The statements contained in this Quarterly Report of Form 10-Q that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Investors are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk is limited to fluctuations in the general level of interest rates on its current and future fixed and variable rate debt obligations. The Company is vulnerable to significant fluctuations in interest rates on its variable rate debt, on any future repricing or refinancing of its fixed rate debt and on future debt.

    The Company uses long-term and medium-term debt as a source of capital. At September 30, 2000, the Company had approximately $248,859,000 of fixed rate debt, which consisted of $100,000,000 unsecured senior notes and $148,859,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2001 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 6.9% for the nine months ended September 30, 2000. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements.

    The Company's 2000 Credit Facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. At September 30, 2000, the Company had approximately $200,392,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 7.6% for the nine months ended September 30, 2000. If the interest rate for the Company's variable rate debt increased or decreased by 1% during 2000, the Company's interest expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $2,004,000, annually.

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

        Not applicable


ITEM 5. OTHER INFORMATION

        Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
3.1                Amended and Restated Articles of Incorporation the Company (3(a))*
3.2                Amended and Restated Bylaws of the Company (3(b))**
3.3                Articles Supplementary of the Company relating to the 8.75 Series A Cumulative
                   Redeemable Preferred Stock***
3.4                Articles Supplementary of the Company relating to the 8.95% Series B Cumulative
                   Redeemable Preferred Stock***
3.5                Articles Supplementary of the Company relating to the election to be subject to
                   Title 3, Subtitle 8 of the Maryland General Corporation Law****
3.6                Articles Supplementary of the Company relating to the Series A Junior Preferred
                   Stock****
3.7                Amendment to the Bylaws of the Company****
3.8                Amended and Restated By-Laws of the Company*****
3.9                Articles Supplementary of the Company relating to the 8.75 Series C Cumulative
                   Redeemable Preferred Stock*****
4.1                Specimen of Common Stock Certificate (4)*
10.1               Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership***
10.2               Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3               Loan Agreements related to Mortgage Debt and related documents (10(c))*
            i)     Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                   of Price Financing Partnership, L.P.
            ii)    Intentionally Omitted
            iii)   Indenture between Price Capital Corp. and a Trustee
            iv)    Limited Guarantee Agreement (Guarantee of Collection) for outside investors
            v)     Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
            vi)    Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                   Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
            vii)   Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                   Partnership, L.P.
            viii)  Management and Leasing Agreement among Price Financing Partnership, L.P. and
                   Price Development Company, Limited Partnership
            ix)    Assignment of Management and Leasing Agreement of Price Financing Partnership,
                   L.P.
10.4               Employment and Non-Competition Agreement between the Company and John Price
                   (10(d))*
10.5               Indemnification Agreement for Directors and Officers (10(f))*
10.6               Registration Rights Agreement among the Company and the Limited Partners of
                   Price Development Company, Limited Partnership (10(g))*
10.7               Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                   Partnership******
10.8               Exchange Agreement among the Company and the Limited Partners of Price
                   Development Company, Limited Partnership (10(h))*
10.9               1993 Stock Option Plan (10(i))*
10.10              Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Ground lease for Plaza
                   9400) (10(j))*
10.11              Lease Agreement between The Corporation of the President of the Church of Jesus
                   Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
                   1979.  (Ground lease for Anaheim Plaza) (10(k))*
10.12              Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                   July 26, 1974, and Amendments and Transfers thereto. (Ground lease for Fort
                   Union Plaza) (10(l))*
10.13              Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                   and dated August 1, 1975 and Amendments thereto. (Ground lease for Price
                   Fremont) (10(m))*

EXHIBIT
NUMBER                                                DESCRIPTION
-------                                               -----------
10.14              Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))*
10.16              First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership***
10.17              Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership***
10.18              Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership*******
10.19              Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights
                   Agent****
10.20              Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership********
10.21              Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership*********
27.1               Financial Data Schedule
--------------------------

        *   Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
            under the exhibit numbered in parenthetical, and are incorporated herein by reference.
       **   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
            30, 1998 and is incorporated herein by reference.
      ***   Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1999 and are incorporated herein by reference.
     ****   Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
    *****   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
            2000 and is incorporated herein by reference.
   ******   Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
            1995 and are incorporated herein by reference.
  *******   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
            30, 1999 and are incorporated herein by reference.
 ********   Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
            1999 and is incorporated herein by reference.
*********   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2000 and is incorporated herein by reference.

                   (b)  CURRENT REPORTS ON FORM 8-K
                        None

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         JP REALTY, INC.
                                                         (Registrant)



              November 9, 2000                          /s/ G. Rex Frazier
----------------------------------                      --------------------------
                  (Date)                                G. Rex Frazier
                                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                                        AND DIRECTOR


             November 9, 2000                           /s/ M. Scott Collins
----------------------------------                      -------------------------
                  (Date)                                M. Scott Collins
                                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                                        (PRINCIPAL FINANCIAL
                                                         & ACCOUNTING OFFICER)

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
3.1                Amended and Restated Articles of Incorporation the Company (3(a))*
3.2                Amended and Restated Bylaws of the Company (3(b))**
3.3                Articles Supplementary of the Company relating to the 8.75 Series A Cumulative
                   Redeemable Preferred Stock***
3.4                Articles Supplementary of the Company relating to the 8.95% Series B Cumulative
                   Redeemable Preferred Stock***
3.5                Articles Supplementary of the Company relating to the election to be subject to
                   Title 3, Subtitle 8 of the Maryland General Corporation Law****
3.6                Articles Supplementary of the Company relating to the Series A Junior Preferred
                   Stock****
3.7                Amendment to the Bylaws of the Company****
3.8                Amended and Restated By-Laws of the Company*****
3.9                Articles Supplementary of the Company relating to the 8.75 Series C Cumulative
                   Redeemable Preferred Stock*****
4.1                Specimen of Common Stock Certificate (4)*
10.1               Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership***
10.2               Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3               Loan Agreements related to Mortgage Debt and related documents (10(c))*
            i)     Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                   of Price Financing Partnership, L.P.
            ii)    Intentionally Omitted
            iii)   Indenture between Price Capital Corp. and a Trustee
            iv)    Limited Guarantee Agreement (Guarantee of Collection) for outside investors
            v)     Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
            vi)    Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                   Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
            vii)   Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                   Partnership, L.P.
            viii)  Management and Leasing Agreement among Price Financing Partnership, L.P. and
                   Price Development Company, Limited Partnership
            ix)    Assignment of Management and Leasing Agreement of Price Financing Partnership,
                   L.P.
10.4               Employment and Non-Competition Agreement between the Company and John Price
                   (10(d))*
10.5               Indemnification Agreement for Directors and Officers (10(f))*
10.6               Registration Rights Agreement among the Company and the Limited Partners of
                   Price Development Company, Limited Partnership (10(g))*
10.7               Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                   Partnership******
10.8               Exchange Agreement among the Company and the Limited Partners of Price
                   Development Company, Limited Partnership (10(h))*
10.9               1993 Stock Option Plan (10(i))*
10.10              Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Ground lease for Plaza
                   9400) (10(j))*
10.11              Lease Agreement between The Corporation of the President of the Church of Jesus
                   Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
                   1979.  (Ground lease for Anaheim Plaza) (10(k))*
10.12              Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                   July 26, 1974, and Amendments and Transfers thereto. (Ground lease for Fort
                   Union Plaza) (10(l))*
10.13              Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                   and dated August 1, 1975 and Amendments thereto. (Ground lease for Price
                   Fremont) (10(m))*

EXHIBIT
NUMBER                                                DESCRIPTION
-------                                               -----------
10.14              Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))*
10.16              First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership***
10.17              Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership***
10.18              Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership*******
10.19              Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights
                   Agent****
10.20              Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership********
10.21              Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership*********
27.1               Financial Data Schedule
--------------------------

        *   Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
            under the exhibit numbered in parenthetical, and are incorporated herein by reference.
       **   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
            30, 1998 and is incorporated herein by reference.
      ***   Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1999 and are incorporated herein by reference.
     ****   Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
    *****   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
            2000 and is incorporated herein by reference.
   ******   Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
            1995 and are incorporated herein by reference.
  *******   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September
            30, 1999 and are incorporated herein by reference.
 ********   Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
            1999 and is incorporated herein by reference.
*********   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2000 and is incorporated herein by reference.

