Form 10-K
period 2000-12-31
JP REALTY INC
filed 2001-02-14
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-K
(Mark One)

[X] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          For the fiscal year ended December 31, 2000

                                              OR

[ ] TRANSITION REPORT PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934


                    For the transition period from _________ to __________

                                Commission file number 1-12560

                                        JP REALTY, INC.
                                        ---------------
                (Exact name of Registrant as specified in its charter)

                Maryland                                                        87-0515088
         ----------------------                                               ---------------
        (State of incorporation)                                             (I.R.S. Employer
                                                                            Identification No.)
           35 Century Park-Way
       Salt Lake City, Utah 84115                                             (801) 486-3911
       --------------------------                                             ---------------
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x]   No[ ]


    Indicate  by  check  mark  if  disclosure  of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $295,324,580 as of February 7, 2001. The aggregate market value has been computed based on a price of $18.66 per share, the closing price of the stock on the New York Stock Exchange on February 7, 2001.

                        Shares Outstanding at February 7, 2001
            16,019,290 Shares of Common Stock, par value $.0001 per share. 200,000 Shares of Price Group Stock, par value $.0001 per share.

                          DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's proxy statement for the 2001 Annual Meeting of Stockholders scheduled to be held on May 2, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.

      Certain matters discussed under the captions "Business and Properties", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference herein may constitute forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.


                                        PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

      GENERAL

      JP Realty, Inc., a Maryland Corporation, (together with its subsidiaries, the "Company"), is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") primarily engaged in the business of owning, leasing, managing, operating, developing, redeveloping and acquiring regional malls, community centers and other commercial and retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California (together with the Intermountain Region, the "Western States"). The Company was formed on September 8, 1993 to continue and expand the business, commenced in 1957, of certain companies (the "Predecessor Companies") affiliated with John Price, Chairman of the Board and Chief Executive Officer of the Company. The Company conducts all of its business operations through, and as of December 31, 2000 held an 81.7% controlling general partner interest in, Price Development Company, Limited Partnership, a Maryland limited partnership (the "Operating Partnership"). As of December 31, 2000, the Company, through the Operating Partnership, held a portfolio consisting of 50 properties (the "Properties" or, individually, a "Property"), including 18 enclosed regional malls, 25 community centers and one free-standing retail Property located in ten states and six mixed-use commercial Properties located primarily in the Salt Lake City, Utah metropolitan area. Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer, having constructed, developed or redeveloped 12 malls in this region (as well as four other malls in Arizona, Oregon and Washington).

      Based on total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties ("Total GLA")), the Company owns and operates the largest retail property portfolio in each of the states of Utah, Idaho and Wyoming, and is one of the leading owners and operators of retail shopping center properties throughout the Intermountain Region. As of December 31, 2000, the Company's retail portfolio contained an aggregate of 13,821,995 square feet of Total GLA and its commercial portfolio contained an aggregate of 1,353,666 square feet of gross leasable area (Company-owned leasable area within the Company's Properties ("GLA")). Based on Total GLA, the Company's retail Properties were approximately 95% leased as of December 31, 2000 and, based on GLA, its commercial Properties were approximately 96% leased as of that date. Segment information for the three years ended December 31, 2000, 1999 and 1998 is included in the financial statements attached to this Annual Report on Form 10-K on pages F-17 and F-18.

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

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interest (the "Series A Preferred Units") in a private placement. Each Series A Preferred Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Operating Partnership's then-existing $200 million unsecured credit facility (the "Prior Credit
Facility"). The Series A Preferred Units, which may be redeemed by the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009 or earlier under certain circumstances.

      On July 21, 1999, the Operating Partnership borrowed $33,777,000 from the Prior Credit Facility to reduce the Company's collateralized Notes due 2001, bearing interest at a fixed 6.37% per annum, from $95,000,000 to $61,223,000. This transaction unencumbered four regional mall Properties. On January 22, 2001, the remaining balance of $61,223,000 on these notes matured and was paid off unencumbering four additional regional mall Properties. In connection with the repayment of these notes, one of the Properties (Boise Towne Square) was used to secure a new first mortgage debt in the amount of $79,000,000 bearing interest at a fixed 6.64% per annum. The excess proceeds were used to pay transaction costs and reduce the outstanding balance on the 2000 Credit Facility.

      On July 28, 1999, the Operating Partnership issued 3,800,000 Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in a private placement. Each Series B Preferred Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Prior Credit Facility and to increase operating cash. The Series B Preferred Units, which may be redeemed by the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009 or earlier under certain circumstances.

      In August 1999, the Company adopted a stockholders' rights plan, as such may be amended or restated from time to time, declaring a dividend of one right for each share of the Company's Common Stock outstanding on or after August 18, 1999. Pursuant to the plan, each right will entitle holders of the Company's Common Stock to buy one unit (a "Unit") of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") at an exercise price of seventy dollars. Each Unit will have substantially the same economic and voting rights as one share of Common Stock. The rights will be exercisable, and will detach from the Common Stock only (A) if a person or group (i) acquires 15% or more of the outstanding shares of the Company's Common Stock; (ii) announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of the outstanding shares of the Company's Common Stock; (iii) is declared by the Board of Directors to be an Adverse Person (as defined in the plan) if such person or group beneficially owns 10% or more of the outstanding shares of the Company's Common Stock; or (iv) acquires beneficial ownership of 40% or more of the outstanding shares of the Company's Common Stock; or (B) upon the occurrence of certain events involving a consolidation, merger or sale or transfer of assets or earning power of the Company. Upon the occurrence of certain triggering events, each right will entitle the holder (other than the acquiring person or group) to purchase Units (or, in certain circumstances, Common Stock of the acquiring person or group) with a value of twice the exercise price of the rights upon payment of the exercise price. In connection with the plan, 3,060,000 shares of Junior Preferred Stock were reserved for issuance. The rights are redeemable by the Company under certain circumstances at $.0001 per right and will expire, unless earlier redeemed, on August 11, 2009.

      In October 1999, the Company's Board of Directors authorized the Company to repurchase up to $25,000,000 of its outstanding Common Stock through open market purchases and private transactions. Accordingly, from October 25, 1999 through March 20, 2000, the Company repurchased 1,463,100 shares of Common Stock for approximately $24,998,000. All shares of Common Stock which have been repurchased by the Company have been retired.

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units") in a private placement. Each Series C Preferred Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $7.8 million for the partial repayment of borrowings outstanding under the Prior Credit Facility. The Series C Preferred Units, which may be redeemed by the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010 or earlier under certain circumstances.

      On July 28, 2000, the Operating Partnership replaced and canceled the Prior Credit Facility with a new $200 million unsecured credit facility (the "2000 Credit Facility") from a syndicate of banks lead by Bank One, NA. The 2000 Credit Facility has a three-year term and bears interest, at the option of the Operating Partnership, at one or a combination of (i) the higher of the federal funds rate plus 50 basis points or the prime rate or (ii) LIBOR plus
a spread of  85  to  145  basis  points.   The LIBOR spread is determined by the
Operating Partnership's credit rating and/or leverage ratio. The 2000 Credit Facility also includes a competitive bid option in the amount of $100 million which will allow the Operating Partnership to solicit bids for borrowings from
the  bank  syndicate.   The  2000  Credit  Facility  will  be  used for general
corporate  purposes  including  development,  working  capital,  repayment   of
indebtedness and/or amortization payments. The 2000 Credit Facility contains restrictive covenants, including limitations on the amount of outstanding secured and unsecured debt of the Operating Partnership and requires the
Operating Partnership to maintain certain  financial  ratios.   The 2000 Credit
Facility  was used to payoff and replace the Prior Credit Facility.   The  2000
Credit Facility provides for monthly payments of interest only. The weighted average interest rate paid on 2000 borrowings under the 2000 Credit Facility during the fiscal year ended December 31, 2000 was 7.67% per annum and the balance outstanding at December 31, 2000 was $130,500,000.

      On August 1, 2000, the Operating Partnership paid off the outstanding mortgage payable on Silver Lake Mall bearing an interest rate of 8.5% per annum and having a principal balance of $11,950,000 with borrowings from the 2000 Credit Facility.

      Each of the Company's regional malls is the premier and dominant mall and, in some cases, the only mall within its trade area and is generally considered to be the financial, economic and social center for a given geographic area. The trade areas surrounding the Company's malls have a drawing radius, depending on the mall, ranging from five to over 150 miles. The malls have attracted as anchor tenants some of the leading national and regional retail companies such as JCPenney, Nordstrom, Wal-Mart, The Bon March<e'>, Sears, Dillard's, Mervyn's and ZCMI. The 18 regional malls in the portfolio contain an aggregate of approximately 10,430,000 square feet of Total GLA and range in size from approximately 301,000 to approximately 1,172,000 square feet of Total GLA. The community center portfolio consists of 25 Properties in seven states containing approximately 3,390,000 square feet of Total GLA. The one free-standing retail Property contains a total of approximately 2,000 square feet of GLA. The commercial portfolio, which includes 38 commercial buildings containing approximately 1,354,000 square feet of GLA, is primarily located in the Salt Lake City, Utah area where the Company's headquarters are located.

      On October 20, 1999, the Company held a grand opening of its newly developed regional mall in Sierra Vista, Arizona. The Mall at Sierra Vista is anchored by Dillard's, Sears and Cinemark Theaters and added approximately
335,000 square feet of additional Total GLA to the Company's existing portfolio.

      The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah. The mall held its grand opening on October 28, 1998 and added approximately 723,000 square feet of Total GLA as of December 31, 1998. Provo Towne Centre is anchored by Dillard's, JCPenney, Sears and Cinemark Theaters and includes space for more than 80 mall shops. On November 11, 1999, the mall held a grand opening for its 16-screen Cinemark Theater which added approximately 74,000 square feet of additional GLA.

      On March 31, 2000, the Company sold one of its free-standing retail Properties Nephi Bank located in Nephi, Utah to Far West Bank for $295,000. The gain on the sale of this Property was $243,000.

      In September 2000, the Operating Partnership, through its consolidated partnership, Price Spokane, Limited Partnership, completed an addition to NorthTown Mall, an enclosed regional mall in Spokane, Washington, adding approximately 103,000 square feet of GLA. The addition included a 12-screen Regal Cinemas occupying approximately 50,000 square feet of GLA, a Barnes & Noble occupying approximately 27,000 square feet of GLA and a Nordstrom Rack occupying approximately 26,000 square feet of GLA. An additional 912-stall parking garage was also completed. The project was funded through draws by the Company from both current and prior credit facilities.

PROPERTIES

      The following tables set forth certain information relating to the Properties, all of which (except as otherwise indicated) are 100% owned by the Operating Partnership. The Company believes that all such Properties are adequately covered by insurance.

                                Retail Properties

                                                                                          OCCUPANCY AS OF
                                                                                            12/31/2000
                                                                                     -----------------------

                                    FREE-                                                     BASED
                                  STANDING TENANT               TOTAL                TENANT    ON    BASED  TENANT OWNER-
                         PROPERTY STORES(2)SHOPS(3)  ANCHORS    GLA(4)     GLA(5)    OWNED    TOTAL   ON    SHOP   SHIP
   PROPERTY     LOCATION TYPE(1)  (SQ.FT.) (SQ.FT.)  (SQ.FT.)  (SQ.FT.)   (SQ.FT.)  (SQ.FT.)   GLA    GLA   SPACE  TYPE(6)ANCHORS
--------------- -------- -------  -------  -------- --------- ---------- ---------- --------- -----  -----  -----  ------ ----------
REGIONAL MALLS

Utah
----
Cache Valley
Mall            Logan      RM      30,120    98,573   182,889    311,582    309,082     2,500  95.5%  95.4%  85.7% Fee    JCPenney,
                                                                                                                          ZCMI,
                                                                                                                          C-A-L
                                                                                                                          Ranch,
                                                                                                                          Gotts-
                                                                                                                          chalk's

Cottonwood Mall
(7) (35)        Holladay   RM      53,300   323,098   379,508    755,906    755,906        --  88.6%  88.6%  73.4% Fee    JCPenney,
                                                                                                                          ZCMI

Provo Towne
Centre (7)      Provo      RM       9,564   232,252   560,505    802,321    461,692   340,629
                                                                                          (8)  96.1%  93.2%  86.5% Fee    JCPenney,
                                                                                                                          Dillard's,
                                                                                                                          Cinemark
                                                                                                                          Theaters,
                                                                                                                          Sears

Red Cliffs Mall St.        RM      17,425    91,301   277,057    385,783    271,512   114,271
                George                                                                    (9)  97.5%  96.5%  89.6% Fee    JCPenney,
                                                                                                                          Sears,
                                                                                                                          ZCMI,
                                                                                                                          Wal-Mart

IDAHO
-----
Boise Town
Square (7)      Boise      RM      84,418   392,647   694,463  1,171,528    589,891   581,637
                                                                                         (10)  97.8%  95.7%  93.5% Fee
                                                                                                                   GL(11) JCPenney,
                                                                                                                          Dillard's,
                                                                                                                          Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Mervyn's

Grand Teton
Mall            Idaho      RM      29,089   164,604   344,882    538,575    532,955     5,620  97.9%  97.8%  93.0% Fee    JCPenney,
                Falls                                                                                                     Sears,
                                                                                                                          ZCMI,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Old Navy

Pine Ridge Mall Pocatello  RM      25,818   149,268   437,987    613,073    501,573   111,500
                                                                                         (12)  97.2%  96.6%  88.7% Fee/GL
                                                                                                                   (13)   JCPenney,
                                                                                                                          ZCMI,
                                                                                                                          The
                                                                                                                          Bon
                                                                                                                          March<e'>,
                                                                                                                          Sears,
                                                                                                                          ShopKo

Silver Lake
Mall            Coeur      RM      20,090    97,446   217,493    335,029    328,093     6,936  98.1%  98.0%  93.4% Fee    JCPenney,
                d'Alene                                                                                                   Sears,
                                                                                                                          Emporium,
                                                                                                                          Gotts-
                                                                                                                          chalk's

WASHINGTON
----------
NorthTown Mall  Spokane    RM          --   411,311   644,297  1,055,608    813,216   242,392
(7)                                                                                      (14)  94.7%  93.2%  86.5% Fee    JCPenney,
                                                                                                                          Sears,
                                                                                                                          Barnes &
                                                                                                                          Noble,
                                                                                                                          Mervyn's,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Nordstrom
                                                                                                                          Rack,
                                                                                                                          Emporium,
                                                                                                                          Regal
                                                                                                                          Cinemas


                                                                                          OCCUPANCY AS OF
                                                                                            12/31/2000
                                                                                     -----------------------

                                    FREE-                                                     BASED
                                  STANDING TENANT               TOTAL                TENANT    ON    BASED  TENANT OWNER-
                         PROPERTY STORES(2)SHOPS(3)  ANCHORS    GLA(4)     GLA(5)    OWNED    TOTAL   ON    SHOP   SHIP
   PROPERTY     LOCATION TYPE(1)  (SQ.FT.) (SQ.FT.)  (SQ.FT.)  (SQ.FT.)   (SQ.FT.)  (SQ.FT.)   GLA    GLA   SPACE  TYPE(6)ANCHORS
--------------- -------- -------  -------  -------- --------- ---------- ---------- --------- -----  -----  -----  ------ ----------
REGIONAL MALLS
(CONTINUED)

Spokane Valley
Mall (7)        Spokane    RM      45,206   274,862   411,731    731,799    477,102   254,697
                                                                                         (15)  93.7%  90.4%  83.3% Fee    JCPenney,
                                                                                                                          Sears,
                                                                                                                          The
                                                                                                                          Bon
                                                                                                                          March<e'>,
                                                                                                                          Regal
                                                                                                                          Cinemas

Three Rivers
Mall (7)        Kelso      RM     246,890   127,233   188,076    562,199    380,318   181,881
                                                                                         (16)  95.0%  92.6%  77.8% Fee    JCPenney,
                                                                                                                          Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Emporium

OREGON
------
Salem Center    Salem      RM          --   167,605   483,000    650,605    212,605   438,000
                                                                                         (17)  96.6%  89.6%  86.8% Fee/GL
                                                                                                                   (18)   JCPenney,
                                                                                                                          Nordstrom,
                                                                                                                          Mervyn's,
                                                                                                                          Meier &
                                                                                                                          Frank,
                                                                                                                          Regal
                                                                                                                          Cinemas

WYOMING
-------
Eastridge Mall  Casper     RM      17,500   218,427   336,821    572,748    496,865    75,883
(35)                                                                                     (19)  96.7%  96.2%  91.3% Fee    JCPenney,
                                                                                                                          Target,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Sears,
                                                                                                                          Old Navy,
                                                                                                                          Ross

White Mountain  Rock       RM      26,025   106,172   208,452    340,649    340,649        --  76.5%  76.5%  71.4% Fee    JCPenney,
Mall (36)       Springs                                                                                                   Herbergers
                                                                                                                          (20)(21)


NEW MEXICO
----------
Animas Valley   Farming-
Mall            ton        RM      33,000   222,486   271,155    526,641    467,303    59,338
                                                                                         (22)  88.3%  86.8%  72.2% Fee    JCPenney,
                                                                                                                          Sears,
                                                                                                                          Dillard's,
                                                                                                                          Ross (22)

North Plains    Clovis     RM      24,111    81,596   195,544    301,251    298,131     3,120  94.9%  94.8%  81.2% Fee    JCPenney
Mall (7)                                                                                                                  Sears,
                                                                                                                          Beall's,
                                                                                                                          Dillard's

ARIZONA
-------
Mall at Sierra  Sierra
Vista           Vista      RM          --   103,422   231,270    334,692    138,200   196,492
                                                                                          (8)  93.9%  85.2%  80.3% Fee    Sears,
                                                                                                                          Dillard's,
                                                                                                                          Cinemark
                                                                                                                          Theaters

CALIFORNIA
----------
Visalia Mall    Visalia    RM       8,510   174,813   257,000    440,323    440,323        --  98.3%  98.3%  95.8% Fee    JCPenney,
                                  ------- --------- --------- ---------- ---------- --------- -----  ------ ------        Gotts-
Subtotal Malls                    671,066 3,437,116 6,322,130 10,430,312  7,815,416 2,614,896  94.7%  92.9%  85.2%        chalk's
                                  ------- --------- --------- ---------- ---------- --------- -----  ------ ------


                                                                                          OCCUPANCY AS OF
                                                                                            12/31/2000
                                                                                     -----------------------

                                    FREE-                                                     BASED
                                  STANDING TENANT               TOTAL                TENANT    ON    BASED  TENANT OWNER-
                         PROPERTY STORES(2)SHOPS(3)  ANCHORS    GLA(4)     GLA(5)    OWNED    TOTAL   ON    SHOP   SHIP
   PROPERTY     LOCATION TYPE(1)  (SQ.FT.) (SQ.FT.)  (SQ.FT.)  (SQ.FT.)   (SQ.FT.)  (SQ.FT.)   GLA    GLA   SPACE  TYPE(6)ANCHORS
--------------- -------- -------  -------  -------- --------- ---------- ---------- --------- -----  -----  -----  ------ ----------
COMMUNITY
CENTERS
AND FREE-
STANDING
RETAIL
PROPERTIES

UTAH
----
Cottonwood      Salt       CC          --    35,467    41,612     77,079     77,079        --  82.5%  82.5%  62.0% Fee/GL Albertsons
Square          Lake
                City

Fort Union      Salt       CC      32,968        --        --     32,968     32,968        --  65.8%  65.8%    --  GL     None
Plaza           Lake
                City


Gateway         Bountiful  CC      35,982    65,853   174,669    276,504    146,466   130,038
Crossing                                                                                 (12)  93.2%  87.2% 100.0% Fee    ShopKo,
                                                                                                                          TJ
                                                                                                                          Maxx,
                                                                                                                          Ross
                                                                                                                          (21)

North Temple    Salt       CC          --    10,085    72,376     82,461     10,085    72,376
Shops           Lake                                                                     (23) 100.0% 100.0% 100.0% Fee    Albertsons
                City                                                                                                      Rite
                                                                                                                          Aid

Orem Plaza-     Orem       CC       9,587    18,814    62,420     90,821     85,221     5,600  97.7%  97.5%  88.8% Fee    Savers,
Center Street                                                                                                             Showbiz
                                                                                                                          Pizza

Orem Plaza-     Orem       CC      16,990    19,057    59,055     95,102     27,497    67,605
State Street                                                                             (24) 100.0% 100.0% 100.0% Fee    Rite
                                                                                                                          Aid,
                                                                                                                          Staples

Plaza 9400      Sandy      CC      34,510    55,445   136,745    226,700    226,700        -- 100.0% 100.0% 100.0% Fee    Albertsons
                                                                                                                          Fred
                                                                                                                          Meyer

Red Cliffs      St.        CC      20,023        --    46,608     66,631     57,304     9,327 100.0% 100.0%    --  Fee    America's
Plaza           George                                                                                                    Best
                                                                                                                          Furniture
                                                                                                                          Warehouse

River Pointe    West       CC      18,522    51,181   150,431    220,134     51,181   168,953
Plaza           Jordan                                                                   (25)  96.0%  82.6%  82.6% Fee    Albertsons
                                                                                                                          ShopKo


Riverside       Provo      CC      10,050    21,394   146,394    177,838    174,838     3,000  99.0%  99.0%  91.9% Fee    Macey's,
Plaza                                                                                                                     Rite
                                                                                                                          Aid,
                                                                                                                          MacFrugals

University      Orem       CC       7,884    38,544   153,608    200,036    199,136       900  98.6%  98.6%  92.5% Fee    Burlington
Crossing                                                                                                                  Coat
                                                                                                                          (26),
                                                                                                                          OfficeMax
                                                                                                                          (27),
                                                                                                                          CompUSA,
                                                                                                                          Barnes &
                                                                                                                          Noble
IDAHO
-----
Alameda
Plaza (35)      Pocatello  CC      19,049    27,346   143,946    190,341    190,341        -- 100.0% 100.0% 100.0% Fee    Albertsons


Baskin Robbins  Idaho      FR       1,814        --        --      1,814      1,814        -- 100.0% 100.0%    --  Fee    None
17th St.        Falls

Boise Plaza     Boise      CC          --        --   108,464    108,464    108,464        -- 100.0% 100.0%    --  PI
                                                                                                                   (28)   Burlington
                                                                                                                          Coat (26)
                                                                                                                          Albertsons

Boise Towne     Boise      CC       6,043    12,000    91,534    109,577    109,577        -- 100.0% 100.0% 100.0% Fee    Circuit
Plaza                                                                                                                     City,
                                                                                                                          Linens' n
                                                                                                                          Things,
                                                                                                                          Old
                                                                                                                          Navy

Twin Falls      Twin       CC          --    37,680        --     37,680     37,680        -- 100.0% 100.0% 100.0% Fee    None (29)
Crossing        Falls

Yellowstone     Idaho      CC      18,419    36,923   166,733    222,075    220,275     1,800  77.2%  77.0%  35.6% PI(30) Albertsons
Square          Falls                                                                                                     Fred Meyer
                                                                                                                          (31)



                                                                                          OCCUPANCY AS OF
                                                                                            12/31/2000
                                                                                     -----------------------

                                    FREE-                                                     BASED
                                  STANDING TENANT               TOTAL                TENANT    ON    BASED  TENANT OWNER-
                         PROPERTY STORES(2)SHOPS(3)  ANCHORS    GLA(4)     GLA(5)    OWNED    TOTAL   ON    SHOP   SHIP
   PROPERTY     LOCATION TYPE(1)  (SQ.FT.) (SQ.FT.)  (SQ.FT.)  (SQ.FT.)   (SQ.FT.)  (SQ.FT.)   GLA    GLA   SPACE  TYPE(6)ANCHORS
--------------- -------- -------  -------  -------- --------- ---------- ---------- --------- -----  -----  -----  ------ ----------
COMMUNITY
CENTERS
AND FREE-
STANDING
RETAIL
PROPERTIES
(CONTINUED)

OREGON
------
Bailey Hills    Eugene     CC      12,000    11,895   155,000    178,895     11,895   167,000
Plaza                                                                                    (32)  99.2%  87.3%  87.3% Fee    Safeway,
                                                                                                                          ShopKo

Division        Portland   CC       2,589    24,091    67,960     94,640     92,051     2,589  97.3%  97.2%  89.4% Fee    Safeway,
Crossing                                                                                                                  Rite
                                                                                                                          Aid

Halsey Crossing Gresham    CC       7,267    39,342    52,764     99,373     99,373        --  90.9%  90.9%  76.9% GL     Safeway


NEVADA
------
Fremont Plaza   Las Vegas  CC       6,542    19,648    77,348    103,538    103,538        --  98.5%  98.5%  92.3% GL     Smith's
                                                                                                                          Food &
                                                                                                                          Drug,
                                                                                                                          Sav-
                                                                                                                          On
                                                                                                                          Drug

Plaza 800       Sparks     CC       5,985    21,821   148,625    176,431    176,431        -- 100.0% 100.0% 100.0% GL     Albertsons
                                                                                                                          ShopKo

COLORADO
--------
Austin Bluffs   Colorado   CC       9,447    35,859    71,543    116,849     78,902    37,947
Plaza           Springs                                                                  (33)  99.1%  98.7%  97.2% Fee    Albertsons
                                                                                                                          Longs
                                                                                                                          Drugs

ARIZONA
Fry's Shopping  Glendale   CC      8,564    38,781    71,919    119,264    119,264        --  99.2%  99.2%  97.4% Fee    Fry's
Plaza                                                                                                                     Foods,
                                                                                                                          Thrifty
                                                                                                                          Drug

Woodlands       Flagstaff  CC      4,020    43,380   146,898    194,298     91,858   102,440
Village                                                                                   (9) 100.0% 100.0% 100.0% Fee    Bashas',
                                                                                                                          Wal-Mart


CALIFORNIA
----------
Anaheim Plaza   Anaheim    CC      10,000        --    82,170     92,170     92,170        -- 100.0% 100.0%        PI(34) Fullerton
                                  ------- --------- --------- ---------- ---------- --------- ------ -----  -----         Toyota
Subtotal
Coummuity
Centers                           298,255   664,606 2,428,822  3,391,683  2,622,108   769,575  96.3%  95.2%  89.5%
                                  -------  -------- --------- ---------- ---------- --------- -----  -----  -----
Total Retail
Properties                        969,321 4,101,722 8,750,952 13,821,995 10,437,524 3,384,471  95.1%  93.5%  85.9%
                                  ======= ========= ========= ========== ========== ========= =====  =====  =====

----------------------
(1) Property type definitions are as follows: Regional Mall--RM, Community Centers--CC and Free-standing Retail Properties--FR.
(2) Free-standing stores means leasable buildings or other structures located on a property which are not physically attached to a mall or community center.
(3) Tenant shops means non-anchor retail stores located in a mall or community center.
(4) Represents Company-owned leasable area and tenant-owned leasable area within the Properties.
(5)  Represents Company-owned leasable area within the Properties.
(6) Ownership type definitions are as follows: Fee, Ground lease-GL and Partnership Interest-PI.
(7)  Secured Property as of December 31, 2000.
(8)  Tenant-owned space at this Property includes Dillard's and Sears.
(9)  Tenant-owned space at this Property includes Wal-Mart.
(10) Tenant-owned space at this Property includes JCPenney, Sears, Dillard's and Mervyn's.
(11) The Operating Partnership owns a ground lease on two acres.
(12) Tenant owned space at this Property includes ShopKo.
(13) The  Operating  Partnership  owns two ground leases on 7.3 acres  and  1.2 acres.
(14) Tenant-owned space at this Property includes Sears and Mervyn's.
(15) Tenant-owned space at this Property includes Sears and The Bon March<e'>
(16) Tenant owned space at this property includes Target and Top Foods.
(17) Tenant-owned space at this Property includes JCPenney, Mervyn's, Meier & Frank, and Nordstrom.
(18) The Operating Partnership owns 2.35 acres in fee and also owns seven ground leases on 1.58 acres.
(19) Tenant-owned space at this Property includes Target.
(20) Wal-Mart is paying rent but not occupying the space. The lease ends in July 2009.
(21) Anchor space is vacant as of December 31, 2000.
(22) Tenant-owned space at this Property includes property owned by a third party which is vacant.
(23) Tenant-owned space at this Property includes Albertsons and Rite-Aid.
(24) Tenant-owned space at this Property includes Rite Aid and Staples.
(25) Tenant-owned space at this Property includes Albertsons and ShopKo.
(26) The Operating Partnership's lease is with Fred Meyer which subleases the Property space to Burlington Coat.
(27) The Operating Partnership's lease is with Fred Meyer which subleases the Property space to Burlington Coat. 33.6% of the space sub-leased by Burlington Coat is further subleased to Office Max.
(28) The Operating Partnership's ownership interest represents a 73.3% partnership interest in the current fee holder of the Property.
(29) The Operating Partnership's lease subleases the Property to several other retailers.
(30) The Operating Partnership's ownership interest represents a 83.5% partnership interest in the current fee holder of the Property.
(31) Fred Meyer is paying rent but not occupying the space. The lease ends in November 2002.
(32) Tenant-owned space at this Property includes Safeway and ShopKo.
(33) Tenant-owned space at this Property includes Longs Drugs.
(34) The Operating Partnership's ownership interest represents a 50% partnership interest in the current ground lease holder of the Property.
(35) Carmike Cinemas, a tenant at this Property, has filed for protection under the United States Bankruptcy Code ("Bankruptcy Code"). The Trustee in bankruptcy has not accepted or rejected Carmike's lease at this
     Property and Carmike continues to be responsible for lease payments pursuant to the terms of the lease.
(36) Carmike Cinemas, a tenant at this Property, has filed for protection under the Bankruptcy Code. The Trustee in bankruptcy has rejected the terms of Carmike's lease and the Company is currently in the process of re-leasing the space.

                                                       COMMERCIAL PROPERTIES
                                                                                    OCCUPANCY
                                                          PROPERTY        GLA       BASED ON      OWNERSHIP
                PROPERTY                  LOCATION         TYPE (1)    (SQ. FT.)       GLA           TYPE
-------------------------------------  -----------------  ---------  ------------   ---------     ---------
UTAH
----
Price Business Center-Pioneer Square    Salt Lake City       BP           497,883      96.1%         Fee
Price Business Center-South Main        Salt Lake City       BP           112,963      91.4%         Fee
Price Business Center-Timesquare        Salt Lake City       BP           289,522      89.5%         Fee
Sears-Eastbay                           Provo                CP            48,880     100.0%         Fee
Price Business Center-Commerce Park     West Valley City     BP           393,360     100.0%         Fee

IDAHO
-----
Boise/FSB Plaza                         Boise                CP            11,058     100.0%         Fee
                                                                     ------------   --------
                                                                        1,353,666      95.6%
                                                                     ============   ========

--------------------
(1) Property type definitions are as follows: Business Park--BP, Commercial Property--CP.

SIGNIFICANT PROPERTIES

      Boise Towne Square contributed approximately 9.9%, 9.8% and 10.6% of the Company's total rental revenue (i.e. minimum rents plus percentage rents ("Rental Revenue")) for the year ended December 31, 2000, 1999 and 1998. Additionally, NorthTown Mall comprised in excess of 10% of the book value of Company assets and total Rental Revenue for the year ended December 31, 2000. Certain additional information relating to these Properties is set forth below.

BOISE TOWNE SQUARE

      Boise Towne Square is centrally located in Boise, Idaho adjacent to the main thoroughfare of the city. Boise Towne Square was opened by the
Predecessor Companies in October 1988. Boise Towne Square is the dominant regional mall in its trade area, with several community centers as its major competition.

      The Company completed in August 1998, a 294,804 square foot expansion of Boise Towne Square. The project added 186,500 square feet of Total GLA for Dillard's, approximately 44,900 square feet of GLA for the expansion of The Bon March<e'> and approximately 63,400 square feet of GLA for additional shops.

      The Company leases approximately two acres of land which are utilized for perimeter parking and landscaping from Union Pacific Railroad Company on a year-to-year basis from December 1 to November 30 at a current rental rate of $19,000 per year. As of December 31, 2000, Boise Towne Square was part of the collateral securing the Company's collateralized notes due 2001. On January 22, 2001, in connection with the repayment of the Company's collateralized notes, the Property was contributed to Boise Mall, LLC, an indirect wholly-owned subsidiary of the Company, and a first mortgage of $79,000,000 was placed on the Property. The mortgage has a ten-year term with a thirty-year amortization schedule bearing interest at 6.64% per annum and a balloon payment on February 10, 2011. The Company believes that the Property is adequately insured. Depreciation and amortization are taken utilizing the straight-line method over a period of 10 to 40 years with a net book basis of approximately $46,964,000, $47,833,000 and $44,720,000 at December 31, 2000, 1999 and 1998,
respectively. It is the Company's policy to renovate, expand and upgrade the Property as warranted by market conditions.

      As of December 31, 2000, 1999 and 1998, Boise Towne Square was 98%, 99% and 98% leased, respectively, with an average annual rent from shop tenants per square foot of $24.08, $22.77 and $22.26 for the years ended on those respective dates. Three department stores, JCPenney, Dillard's and The Bon March<e'>, are the only tenants which occupy 10% or more of Total GLA at this Property. JCPenney and Dillard's own their own land and buildings and are each subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2078, while The Bon March<e'>'s lease is for a term of 20 years, expiring in 2008, with two 20-year extension options.

      Boise Towne Square's leases will expire on the following schedule (1):



                                                                                     PERCENTAGE OF GLA
                                                                   AVERAGE     REPRESENTED BY EXPIRING LEASES
                                                   ANNUALIZED    ANNUALIZED    ------------------------------
                                                   BASE RENT    BASE RENT PER   ASSUMING NO    ASSUMING FULL
                           NUMBER    APPRROXIMATE    UNDER      SQ. FT. UNDER   EXERCISE OF    EXERCISE OF
LEASE EXPIRATIONS         OF LEASES      GLA        EXPIRING      EXPIRING       RENEWAL         RENEWAL
YEAR ENDING DECEMBER 31,  EXPIRING   SQUARE FEET     LEASES        LEASES        OPTIONS         OPTIONS
------------------------  ---------  ------------  -----------  -------------  ------------    --------------
2001                         10            22,000  $   412,189  $       18.74       3.73%           3.42%
2002                         11            18,939      312,897          16.52       3.21%           2.10%
2003                         17            27,541      655,351          23.80       4.67%           4.39%
2004                         12            36,651      673,634          18.38       6.22%           3.32%
2005                          9            17,510      359,870          20.55       2.97%           2.36%
2006                          7            19,614      370,798          18.90       3.33%           2.31%
2007                          4             9,249      227,900          24.64       1.57%           1.57%
2008                         23           219,324    2,189,631           9.98      37.22%           6.39%
2009                         27            73,650    1,700,241          23.09      12.50%           9.51%
2010 and thereafter          29            76,119    2,159,513          28.37      12.92%          11.99%
                          ---------  ------------                              ------------    --------------
Total                       149           520,597                                  88.34%          47.36%
                          =========  ============                              ============    ==============

-------------------
(1) Excludes tenants paying percentage rents in lieu of minimum rents.

NORTHTOWN MALL

      On August 6, 1998, the Company purchased NorthTown Mall, a two-level 949,880 square foot regional mall, located in Spokane, Washington.

      NorthTown Mall is Spokane's largest mall with competition coming from the Company's Spokane Valley Mall as well as one other mall and several community centers. As of December 31, 2000, 1999 and 1998, the mall was 95%, 94% and 91% leased, respectively, with an average annual rent from shop tenants per square foot of $29.33 and $29.47 for the years ended December 31, 2000 and 1999, respectively. Two department stores, JCPenney and Sears, are the only tenants which occupy 10% or more of Total GLA at this Property. Sears owns its own land and buildings and is subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2040, while JCPenney's lease is for a term of 20 years, expiring in 2011 with six five-year extension options.

      In September 2000, the Company completed an addition to NorthTown Mall adding approximately 103,000 square feet of additional GLA. The addition included a 12-screen Regal Cinemas occupying approximately 50,000 square feet of GLA, a Barnes & Noble Booksellers occupying approximately 27,000 square feet of GLA and a Nordstrom Rack occupying approximately 26,000 square feet of GLA. An additional 912-stall parking garage was also completed.

      NorthTown Mall is financed in part by a first mortgage. The balance at December 31, 2000, 1999 and 1998 on the first mortgage was $82,540,000, $83,382,000 and $84,277,000, respectively. Depreciation and amortization are taken utilizing the straight-line method over a period of 10 to 40 years with a net book basis of approximately $143,525,000, $135,183,000 and $126,126,000, at
December 31, 2000, 1999 and 1998, respectively.

      NorthTown Mall's leases will expire on the following schedule (1):

                                                                                 PERCENTAGE OF GLA
                                                                   AVERAGE     REPRESENTED BY EXPIRING LEASES
                                                   ANNUALIZED    ANNUALIZED    ------------------------------
                                                   BASE RENT    BASE RENT PER   ASSUMING NO    ASSUMING FULL
                           NUMBER    APPRROXIMATE    UNDER      SQ. FT. UNDER   EXERCISE OF    EXERCISE OF
LEASE EXPIRATIONS         OF LEASES      GLA        EXPIRING      EXPIRING       RENEWAL         RENEWAL
YEAR ENDING DECEMBER 31,  EXPIRING   SQUARE FEET     LEASES        LEASES        OPTIONS         OPTIONS
------------------------  ---------  ------------  -----------  -------------  ------------    --------------
2001                          21           26,989  $   842,207  $       31.21      3.80%           3.80%
2002                          24           74,921    1,285,433          17.16     10.54%          10.23%
2003                          15           20,228      594,166          29.37      2.84%           2.84%
2004                          15           32,046      781,784          24.40      4.51%           4.51%
2005                          13           26,455      792,137          29.94      3.72%           3.72%
2006                           9           16,105      498,841          30.97      2.26%           2.26%
2007                          11           28,246      825,772          29.24      3.97%           3.97%
2008                           3            8,357      172,300          20.62      1.18%           1.18%
2009                          13           50,271    1,111,040          22.10      7.07%           6.41%
2010 and thereafter           23          398,214    3,480,963           8.74     56.00%           6.55%
                          ---------  ------------                              ------------   ---------------
Total                        147          681,832                                 95.89%          45.47%
                          =========  ============                              ============   ===============

------------------
(1) Excludes tenants paying percentage rents in lieu of minimum rents.

THE COMPANY'S LARGEST TENANTS

      Large stores (over 20,000 square feet per store) occupy 65.02% of the Total GLA of the Company's regional malls and community centers. The Company's largest tenants include JCPenney, Sears, Dillard's, The Bon March<e'>, ZCMI, Wal-Mart, Mervyn's, Gottschalk's, Meier & Frank, The Emporium, Regal Cinemas, Cinemark Theaters, ShopKo, Nordstrom, Target, Albertsons, Fred Meyer and Burlington Coat. No tenant represented more than 3.97% of the Company's total Rental Revenues for the year ended December 31, 2000.

      ANCHORS

      Regional malls and community centers usually contain one or more large retail companies known as "anchors." Anchors, which generally include traditional department stores, general merchandise stores, large fashion specialty stores, value oriented specialty stores and discount stores, usually inventory a broad range of products that appeal to many shoppers. Anchors either own their own stores (and sufficient parking) or lease their stores from the owner of the mall or center. Although the rent and other charges paid by anchors are usually much less (on a per square foot basis) than the rent and other charges paid by other tenants, their presence typically attracts many shoppers and enhances the value of a mall or community center.

      Anchor tenants in the regional malls include: JCPenney, Sears, Dillard's, The Bon March<e'>, ZCMI, Mervyn's, Gottschalk's, Wal-Mart, Meier & Frank, The Emporium, Regal Cinemas, Cinemark Theaters, ShopKo, Nordstrom and Target. Anchors in the regional malls occupy 60.6% of Total GLA of the regional malls. The following table summarizes the Total GLA owned and leased as of December 31, 2000 by these anchors:

                                                                                             COMPANY-
                                                                                              OWNED
                        NUMBER OF    COMPANY-                      ANCHOR       PERCENT     ANCHOR RENTS
                         ANCHOR       OWNED       ANCHOR-OWNED    TOTAL GLA      TOTAL        AS % OF
          ANCHOR         STORES     SQUARE FEET    SQUARE FEET   SQUARE FEET      GLA       REVENUE (1)
----------------------  ---------   -----------   ------------   -----------   ----------   ------------
JCPenney                    17        1,205,146        243,591     1,448,737      9.55%         3.97%
Sears                       13          546,847        611,001     1,157,848      7.63%         1.69%
Dillard's                    5          168,182        493,863       662,045      4.36%            *
The Bon March<e'>            7          499,927        120,420       620,347      4.09%         2.17%
ZCMI                         5          562,754             --       562,754      3.71%         1.51%
Mervyn's                     3               --        241,560       241,560      1.59%           --
Gottschalk's                 3          230,953             --       230,953      1.52%         1.17%
Wal-Mart                     2           86,944        114,271       201,215      1.33%            *
Meier & Frank                1               --        183,500       183,500      1.21%           --
The Emporium                 3          153,003             --       153,003      1.01%            *
Regal Cinemas                3          135,245             --       135,245       *               *
Cinemark Theaters            2          113,128             --       113,128       *            1.40%
ShopKo                       1               --        111,500       111,500       *              --
Nordstrom                    2           26,304         72,000        98,304       *               *
Target                       1               --         75,883        75,883       *              --

--------------------
*    Less than 1%
(1)  Revenue defined as minimum rents plus percentage rents.

    Anchor tenants occupying the greatest amount of Total GLA in the Company's community centers are ShopKo, Albertsons, Fred Meyer, Safeway, Wal-Mart, Rite Aid, Burlington Coat and Macey's. Anchors in the community centers occupy approximately 71.6% of Total GLA of the community centers. The following table summarizes the Total GLA owned and leased as of December 31, 2000 by these anchors:

                                                                                             COMPANY-
                                                                                              OWNED
                        NUMBER OF     COMPANY-                     ANCHOR       PERCENT     ANCHOR RENTS
                         ANCHOR        OWNED      ANCHOR-OWNED    TOTAL GLA      TOTAL        AS % OF
          ANCHOR         STORES     SQUARE FEET    SQUARE FEET   SQUARE FEET      GLA       REVENUE (1)
----------------------  ---------   -----------   ------------   -----------   ----------   ------------
ShopKo                      4          198,300         202,840       401,140      2.64%          *
Albertsons                  9          310,505          41,256       351,761      2.32%          *
Fred Meyer                  2          309,944              --       309,944      2.04%          *
Burlington Coat (2)         2          174,248              --       174,248      1.10%          *
Rite Aid                    4           60,523          52,080       112,603       *             *
Safeway                     2           52,764          53,000       105,764       *             *
Wal-Mart                    1               --         102,440       102,440       *            --
Macey's                     1           59,350              --        59,350       *             *
----------------

*    Less than 1%.
(1)  Revenue defined as minimum rents plus percentage rents.
(2)  Sublease from Fred Meyer, Inc.

MAJOR TENANTS

      Non-anchor tenants owned by major national retail chains lease a considerable amount of space in the Company's retail Properties. Such retail chains include: Venator Group (Footlocker, Lady Footlocker, Kids Footlocker, Northern Reflections, Afterthoughts, Champs and San Francisco Music Box), Limited Group (Lane Bryant, Lerner, Limited Express, Victoria's Secret, Limited Too, Bath & Body Works, Structure and Ambercrombie & Fitch), The Buckle, Eddie Bauer, Zales Corporation, Gymboree, Lenscrafters, Disney, Fred Meyer Jewelers, Anchor Blue, Waldenbooks, B. Dalton Bookseller, Barnes & Noble, Gap Stores Inc. (Gap, Gap Kids, Baby Gap, Gap Body, Old Navy and Banana Republic), General Mills (Olive Garden and Red Lobster), Deb Shops, Regis, Maurices, Famous Footwear, Pearle Vision, Radio Shack, Kay-Bee Toys, Claire's Boutique, Schubach Jewelers, Helzberg, Ben Bridge, Camelot Music, Musicland (Sam Goody, Musicland and Sun Coast Pictures), Sole Outdoors, Finish Line, Foot Action, Ann Taylor, Natural Wonders, Hallmark, American Greetings, Wet Seal, Contempo Casuals, Payless Shoesource, Ritz Camera, Motherhood Maternity, GNC, Brookstone, Vista Optical, Coach House, Coldwater Creek, Pacific Sunwear, Williams Sonoma, The Bombay Company, American Eagle Outfitters, Fashion Bug, Ross, Linens & Things and TJ Maxx.

LEASES

      Most of the Company's leases are long-term leases that contain fixed base rents and step-ups in rent typically occurring every three to five years. These leases generally pass through to the tenant such tenant's share of common area charges, including insurance costs and real estate taxes. Generally, all of the regional mall leases and certain of the community center leases include roof and structure repair costs in common area charges. The Company's leases also generally provide for additional rents based on a percentage of tenant sales. For the years ended December 31, 2000, 1999 and 1998, such percentage and overage rents accounted for approximately 4.1%, 4.8%, and 5.4%, respectively, of total Rental Revenue from the Properties owned by the Company during such periods.

      The following table sets forth information relating to the Rental Revenue from the Properties for the periods indicated:

                                                            YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------
           PROPERTY TYPE                 2000           1999            1998           1997          1996
----------------------------------   -------------  -------------  -------------  -------------  ------------
                                                                (Dollars in thousands)
Regional Malls                       $      85,653  $      79,218  $      62,673  $      44,005  $     36,286
Community Centers and
 Free-Standing Retail Properties            15,776         16,999         14,718         13,192        13,591
Commercial Properties                        6,648          6,518          6,548          6,323         6,631
                                     -------------  -------------  -------------  -------------  ------------
Total                                $     108,077  $     102,735  $      83,939  $      63,520  $     56,508
                                     =============  =============  =============  =============  ============

VACANT SPACE

     Approximately 742,950 square feet, or 4.9%, of Total GLA was vacant as of December 31, 2000. Of this vacant space, approximately 556,943 square feet was in the regional mall portfolio (8.9% of which was anchor space and 91.1% of which was mall shop space), 126,457 square feet was in the community center portfolio and 59,550 square feet was in the commercial portfolio.

     The following tables set forth information relating to lease expirations for retail stores in the regional malls and community centers as well as commercial property leases in effect as of December 31, 2000, over the ten-year period commencing January 1, 2001 and thereafter for large stores (over 20,000 square feet) and small stores (20,000 square feet or less) at the retail Properties and for all leases at the commercial Properties. Unless otherwise indicated, all information set forth below assumes that none of the tenants exercise renewal options and excludes leases that had not commenced as of December 31, 2000.

                                 REGIONAL MALLS
                              Lease Expirations for
                    Retail Store Leases (over 20,000 square feet)
                                                                         AVERAGE
                                                         ANNUALIZED   ANNUALIZED BASE
                                                            BASE      RENT PER SQUARE
       LEASE EXPIRATION       NUMBER OF   APPROXIMATE    RENT UNDER     FOOT UNDER
         YEAR ENDING           LEASES       GLA IN        EXPIRING       EXPIRING
         DECEMBER 31,         EXPIRING    SQUARE FEET      LEASES        LEASES (1)
----------------------------  ----------  -------------  -----------  ---------------
2001                              4             212,118  $   616,346  $     2.91
2002                              3             157,375      480,984        3.06
2003                              3             106,613      330,302        3.10
2004                              5             365,284      878,209        2.40
2005                              1              33,421      111,605        3.34
2006                              2             147,560      440,236        2.98
2007                              1              50,061      222,992        4.45
2008                              4             385,466    1,661,205        4.31
2009                              6             393,251    1,783,106        4.53
2010 and thereafter              23           1,867,688   10,058,271        5.39
                              ----------  -------------  -----------  ---------------
Total                            52           3,718,837
                              ==========  =============

                                        REGIONAL MALLS
                                    Lease Expirations for
                      Retail Store Leases (20,000 square feet or less)
                                                                         AVERAGE
                                                         ANNUALIZED   ANNUALIZED BASE
                                                            BASE      RENT PER SQUARE
       LEASE EXPIRATION       NUMBER OF   APPROXIMATE    RENT UNDER     FOOT UNDER
         YEAR ENDING           LEASES       GLA IN        EXPIRING       EXPIRING
         DECEMBER 31,         EXPIRING    SQUARE FEET      LEASES        LEASES (1)
----------------------------  ----------  -------------  -----------  ---------------
2001                              137           218,978  $ 3,856,974  $    17.61
2002                              154           317,697    5,336,068       16.80
2003                              123           223,943    4,146,717       18.52
2004                              122           286,993    5,143,311       17.92
2005                               88           198,213    4,331,116       21.85
2006                               75           204,731    3,846,943       18.79
2007                               91           215,133    5,081,969       23.62
2008                              120           321,875    6,555,015       20.37
2009                              113           356,050    7,157,907       20.10
2010 and thereafter               166           558,988   10,188,955       18.23
                              ----------  -------------
Total                           1,189         2,902,601
                              ==========  =============

------------------
   (1)  Excludes tenants paying percentage rents in lieu of minimum rents.

                                    COMMUNITY CENTERS
                                  Lease Expirations for
                       Retail Store Leases (over 20,000 square feet)
                                                                         AVERAGE
                                                         ANNUALIZED   ANNUALIZED BASE
                                                            BASE      RENT PER SQUARE
       LEASE EXPIRATION       NUMBER OF   APPROXIMATE    RENT UNDER     FOOT UNDER
         YEAR ENDING           LEASES       GLA IN        EXPIRING       EXPIRING
         DECEMBER 31,         EXPIRING    SQUARE FEET      LEASES        LEASES (1)
----------------------------  ----------  -------------  -----------  ---------------
2001                              1              53,879  $   253,870  $     4.71
2002                              2             133,861      343,645        2.57
2003                              6             246,867      751,486        3.04
2004                              2             129,525      329,099        2.54
2005                              3             118,003      420,923        3.57
2006                              4             307,061      617,601        2.01
2007                              2              90,960      120,000        1.32
2008                              1              41,612      139,761        3.36
2009                              3             132,422      783,432        5.92
2010 and thereafter              13             446,652    3,689,963        8.26
                              ----------  -------------
Total                            37           1,700,842
                              ==========  =============

                                    COMMUNITY CENTERS
                                  Lease Expirations for
                    Retail Store Leases (20,000 square feet or less)
                                                                         AVERAGE
                                                         ANNUALIZED   ANNUALIZED BASE
                                                            BASE      RENT PER SQUARE
       LEASE EXPIRATION       NUMBER OF   APPROXIMATE    RENT UNDER     FOOT UNDER
         YEAR ENDING           LEASES       GLA IN        EXPIRING       EXPIRING
         DECEMBER 31,         EXPIRING    SQUARE FEET      LEASES        LEASES (1)
----------------------------  ----------  -------------  -----------  ---------------
2001                              53            125,015  $ 1,267,794  $    10.14
2002                              36             95,036      943,530        9.93
2003                              42            120,391    1,408,867       11.70
2004                              36            103,262    1,339,201       12.97
2005                              28             77,917    1,042,308       13.38
2006                              10             40,139      499,745       12.45
2007                               2              4,758       51,895       10.91
2008                               3              7,352      127,727       17.37
2009                               3             10,633      175,435       16.50
2010 and thereafter                9             70,583    1,068,579       15.14
                              ----------  -------------
Total                            222            655,086
                              ==========  =============

------------------
   (1)  Excludes tenants paying percentage rents in lieu of minimum rents.

                                Lease Expirations for
                                Commercial Properties
                                                                         AVERAGE
                                                         ANNUALIZED   ANNUALIZED BASE
                                                            BASE      RENT PER SQUARE
       LEASE EXPIRATION       NUMBER OF   APPROXIMATE    RENT UNDER     FOOT UNDER
         YEAR ENDING           LEASES       GLA IN        EXPIRING       EXPIRING
         DECEMBER 31,         EXPIRING    SQUARE FEET      LEASES        LEASES (1)
----------------------------  ----------  -------------  -----------  ---------------
2001                              10            177,097  $   794,569  $    4.49
2002                              11            225,122    1,399,614       6.22
2003                               8            183,075    1,067,712       5.83
2004                              11            225,229    1,285,142       5.71
2005                               4            261,252    1,290,139       4.94
2006                              --                 --           --         --
2007                              --                 --           --         --
2008                              --                 --           --         --
2009                               1            104,467      528,987       5.06
2010 and thereafter                1             10,696       52,920       4.95
                              ----------  -------------
Total                             46          1,186,938
                              ==========  =============

---------------------
(1)  Excludes tenants paying percentage rents in lieu of minimum rents.

      As leases expire, the Company currently expects to be able to increase Rental Revenue by re-leasing the underlying space (either to a new tenant or to an existing tenant) at rental rates that are at or higher than the existing rates.

OPERATIONS AND MANAGEMENT

      The Company performs all property management functions for the Properties. At December 31, 2000, the Company had 305 full-time employees devoted exclusively to property management. Each of the regional malls has on-site management and maintenance personnel as well as a marketing staff to assist the mall tenants in promoting and advertising their products. Overall supervision of mall operations, headed by a Director of Enclosed Malls, is conducted in a centralized fashion in order to take advantage of economies of scale and to deliver a uniform presentation of all management functions. The Company's internal property management information system enables it to quickly determine tenant status, tenant gross sales, insurance, and other critical information in order to effectively manage the affairs of its real property portfolio. The data collected regarding percentage sales allows the Company to predict sales, to retain tenants and enhance mall stability.

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

DEVELOPMENTS

      Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer, having constructed, developed or redeveloped 12 malls in this region (as well as four other malls in Arizona, Oregon and Washington). The Company maintains the in-house capability to bring a project from concept to completion. The Leasing/Development Department had a total of 25 full-time employees at December 31, 2000, including directors of Leasing, Development, Tenant Coordination and Design/Drafting.

      The Operating Partnership developed the Mall at Sierra Vista, an enclosed regional mall in Sierra Vista, Arizona. The mall held its grand opening on October 20, 1999 and added approximately 335,000 square feet of additional Total GLA to the Company's existing portfolio. The Mall at Sierra Vista is anchored by Dillard's, Sears and Cinemark Theaters and includes space for approximately 48 mall shops.

      The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah. The mall held its grand opening on October 28, 1998 and added approximately 723,000 square feet of Total GLA to the Company's existing portfolio as of December 31, 1998. Provo Towne Centre is anchored by Dillard's, JCPenney, Sears and Cinemark Theaters and includes space for more than 80 mall shops. On November 11, 1999, the mall held a grand opening for its 16-screen Cinemark Theater which added approximately 74,000 square feet of additional GLA.

      In September 2000, the Company, through its consolidated partnership, Price Spokane, Limited Partnership, completed an addition to NorthTown Mall, an enclosed regional mall in Spokane, Washington, adding approximately 103,000 square feet of GLA. The addition included a 12-screen Regal Cinemas occupying approximately 50,000 square feet of GLA, a Barnes & Noble occupying approximately 27,000 square feet of GLA and a Nordstrom Rack occupying approximately 26,000 square feet of GLA. An additional 912-stall parking garage was also completed.

      During 2000, the Operating Partnership developed an addition to Grand Teton Mall, a regional mall in Idaho Falls, Idaho, adding approximately 12,900 square feet of GLA for an Old Navy Store. During 1999, the Operating Partnership developed an additional building at Halsey Crossing, a community center in Gresham, Oregon, and added approximately 16,300 square feet of GLA to this community center. During 1999, the Company also added approximately 18,000 square feet of GLA at Boise Towne Plaza in Boise, Idaho, approximately 12,500 square feet of GLA at Spokane Valley Mall in Spokane, Washington and approximately 34,200 square feet of Total GLA for Guesthouse Inn at Three Rivers Mall in Kelso, Washington.

      Further, the Properties contain approximately 101 acres of vacant land suitable for additional retail expansion projects. Likewise, the Properties include additional improved land ready for development of approximately 242,000 square feet of free-standing retail space. The Company will seek to expand the Properties in its retail portfolio, as well as newly acquired properties, depending on tenant demand and market conditions.

THIRD-PARTY PROPERTY MANAGEMENT

      The Company provides third-party property management for two office buildings, one located in Salt Lake City, Utah, and one in Park City, Utah and five commercial buildings located in Albuquerque, New Mexico, Creve Coeur, Missouri, Dallas, Texas, Escondido, California and Houston, Texas. In addition to these arrangements, the Company plans to pursue other property management opportunities. Because property management facilitates an understanding of a property's value and potential for cash flow growth, the Company believes that, in addition to generating property management fees, third-party property management arrangements can be a source of future acquisitions for the Company. For example, the Company was the property manager for Eastridge Mall and Silver Lake Mall prior to their acquisitions by the Company.

EMPLOYEES

      The Company had approximately 370 full-time employees and approximately 160 part-time employees at December 31, 2000. The Company believes its relationship with its employees is very good. None of the Company's employees are unionized.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any pending or threatened litigation at this time that will have a materially adverse effect on the Company or any of the Properties or its development parcels.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to stockholders during the fourth quarter period covered by this report.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information with respect to the executive officers of the Company:

NAME                                  AGE      POSITION
----------                           -----     --------
John Price                             67      Chairman of the Board of Directors and Chief Executive Officer
G. Rex Frazier                         57      President, Chief Operating Officer and Director
Paul K. Mendenhall                     53      Vice President--Chief Investment Officer and Secretary
Martin G. Peterson                     54      Vice President--Administration
Greg Curtis                            50      Vice President--Property Management
David R. Sabey                         48      Vice President and General Counsel
M. Scott Collins                       45      Vice President--Chief Financial Officer and Treasurer
Terry Bybee                            52      Vice President--Construction
Antoinette "Toni" R. Carter            49      Vice President--Marketing


      JOHN PRICE has served as Chairman of the Board of Directors and Chief Executive Officer since September 1993. Mr. Price formed Fairfax Realty, Inc. ("Fairfax"), the principal entity through which the business of the Predecessor Companies was conducted, in 1972 and its predecessor, John Price Associates, Inc., a construction company, in 1957. Mr. Price has developed and built substantial retail and commercial real estate properties during his 43 years in the real estate industry and has been involved in all facets of real estate development, construction, leasing, management and financing. Mr. Price is a member of the Board of Directors and the Executive Committee of Alta Industries-Utah, Inc. (a distributor of ferrous and nonferrous metals and a manufacturer of roofing, siding, and other structural components). Mr. Price is also a member of the National Association of Real Estate Investment Trusts Legislative Advisory Council, a member of the Board of Trustees and Management Committee of the Salt Lake Organizing Committee for 2002 Winter Olympic Games, and a member of the Advisory Board of the First Security Bank of Utah, N.A. Mr. Price is a graduate of the University of Utah.

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

      MARTIN G. PETERSON has served as Vice President-Administration since September 1993, prior to which he served as Vice President-
Administration/Accounting and Treasurer and as Assistant Vice President. Prior to January 1994, Mr. Peterson served as Vice President-Administration and Treasurer of Fairfax since 1978. Mr. Peterson has been involved in the real estate industry since 1975. He is a certified public accountant and, prior to joining Fairfax, worked as a senior auditor for Price Waterhouse & Co. Mr. Peterson is a senior member of the Advisory Board of the Marriott School of Management at Brigham Young University. Mr. Peterson is a graduate of Brigham Young University.

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

      TONI R. CARTER has served as Vice President-Marketing since January 2000. Ms. Carter has served as Director of Corporate Marketing since June 1999. From November 1997 to June 1999, Ms. Carter owned and operated a marketing and communications firm, Carter & Carter. From 1994 to 1997, Ms. Carter worked as an account executive for Herridge & Associates, Inc. (a marketing and advertising agency). Ms. Carter is a 22-year veteran of mall and retail marketing. She holds the Certified Marketing Director (CDM) designation from the International Council of Shopping Centers (ICSC) and is a member of the Westminister College Foundation Board. Ms. Carter is a graduate of the University of Utah.

                                        PART II


ITEM 5. MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's Common Stock is listed on the New York Stock Exchange under the symbol "JPR". As of February 7 , 2001, the sales price for the Common Stock on the New York Stock Exchange was $18.66 per share. As of February 7, 2001, there were 242 stockholders of record, of which 241 were holders of Common Stock and one was a holder of Price Group Stock.

      The following table sets forth, the high and low sales price per share of the Common Stock and the dividends declared per share for each of the quarters presented:

                                       SALES PRICE              DIVIDENDS
                               ----------------------------      DECLARED
                                 HIGH            LOW            PER SHARE
                               ------------   -------------   -----------
YEAR ENDED 12/31/99
         First Quarter         $   20-13/16   $     17-7/16   $   0.465
         Second Quarter             21-5/16          18-1/4       0.465
         Third Quarter              21-1/16          17-1/8       0.465
         Fourth Quarter             17-5/16         15-5/16       0.480

YEAR ENDED 12/31/00
         First Quarter         $     18-9/16  $       15-1/2  $   0.480
         Second Quarter             18-15/16          17-1/8      0.480
         Third Quarter              18-15/16          17-5/8      0.480
         Fourth Quarter              18-9/16          15-3/8      0.495

      During 2000 and 1999, the Company recorded regular quarterly dividends totaling $31,307,000 and $32,719,000, respectively, or $1.935 and $1.875 per share of Common Stock, respectively. Of the amounts paid during 2000 and 1999, 29% and 23%, respectively, represented a return of capital. Dividends on Price Group Stock are payable by the Company at a rate per share equal to 80% of the dividends declared on Common Stock. Future dividends will be determined by the Board of Directors and will be dependent upon cash available for distribution, financial position and cash requirements of the Company.

      At December 31, 2000, there were 200,000 shares of Price Group Stock outstanding. In addition to receiving dividends at a rate equal to 80% of the dividends paid on the Common Stock, the shares of Price Group Stock have the right, voting as a separate class from the Common Stock, to elect two of the seven directors of the Company. Each holder of Price Group Stock is entitled to one vote for each share of stock held. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number or shares of Common Stock if certain conditions are met.


ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other data for the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The historical financial information for all the periods has been derived from the audited historical consolidated financial statements.

      The following selected financial information should be read in conjunction with all of the financial statements included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     SELECTED FINANCIAL DATA
                         (Dollars in thousands except per share amounts)
                                              2000       1999       1998       1997       1996
                                           ---------  ---------  ---------  ---------  ---------
Revenues                                   $ 142,201  $ 133,565  $ 109,069  $  82,973  $  72,949
                                           ---------  ---------  ---------  ---------  ---------
Expenses
 Operating Expenses before Interest,
 Depreciation and Amortization                45,316     43,620     36,088     27,434     24,405
 Interest                                     31,380     27,769     20,501      9,066      7,776
 Depreciation and Amortization                28,936     25,798     19,543     13,410     11,979
                                           ---------  ---------  ---------  ---------  ---------
  Total                                      105,632     97,187     76,132     49,910     44,160
                                           ---------  ---------  ---------  ---------  ---------
                                              36,569     36,378     32,937     33,063     28,789
Minority Interest in Loss (Income) of
 Consolidated Partnerships                       572       (349)      (277)      (273)      (269)

Gain on Sales of Real Estate                   2,002         --      1,096        339         94
                                           ---------  ---------  ---------  ---------  ---------
Income Before Extraordinary Item and
Minority Interest of the Operating
 Partnership Unitholders                      39,143     36,029     33,756     33,129     28,614

Minority Interest of the Operating
Partnership Preferred Unitholders            (10,085)    (4,429)        --         --         --

Minority Interest of the Operating
 Partnership Common Unitholders               (5,281)    (5,452)    (5,806)    (5,675)    (5,244)

Extraordinary Item - Loss on Early
Extinguishment of Debt, Net of Minority
 Interest of the Operating Partnership
 Unitholders                                     (80)      (801)        --       (133)        --
                                           ---------  ---------  ---------  ---------  ---------
 Net Income                                $  23,697  $  25,347  $  27,950  $  27,321  $  23,370
                                           =========  =========  =========  =========  =========
Basic Earnings Per Share (1)
 Income Before Extraordinary Item          $    1.46  $    1.49  $    1.59  $    1.57  $    1.46
 Extraordinary Item                            (0.01)     (0.05)        --      (0.01)        --
                                           ---------  ---------  ---------  ---------  ---------
 Net Income                                $    1.45  $    1.44  $    1.59  $    1.56  $    1.46
                                           =========  =========  =========  =========  =========
Diluted Earnings Per Share (1)
 Income Before Extraordinary Item          $    1.46  $    1.49  $    1.58  $    1.56  $    1.45
 Extraordinary Item                            (0.01)     (0.05)        --      (0.01)        --
                                           ---------  ---------  ---------  ---------  ---------
 Net Income                                $    1.45  $    1.44  $    1.58  $    1.55  $    1.45
                                           =========  =========  =========  =========  =========
Dividends Paid Per Share                   $   1.935  $   1.875  $   1.815  $   1.755  $   1.695
                                           =========  =========  =========  =========  =========

                                    SELECTED FINANCIAL DATA
                        (Dollars in thousands except per share amounts)
                                              2000       1999       1998       1997       1996
                                           ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA
Real Estate, before Accumulated
 Depreciation                              $ 906,281  $ 876,388  $ 815,756  $ 619,371  $ 453,241
Total Assets                                 785,831    776,226    733,155    545,684    381,360
Borrowings                                   464,462    438,241    472,990    283,390    162,375
Minority Interest
 Preferred Unitholders                       112,327    104,571         --         --         --
 Common Unitholders                           28,426     30,200     32,267     33,156     32,110
 Consolidated Partnerships                     1,383      2,006      1,743      1,695        668
Stockholders' Equity                         165,404    183,645    204,946    207,986    172,556

OTHER DATA
Funds From Operations (2)                     53,227     54,858     50,397     45,028     39,195
Net Operating Income (3)                      96,885     89,945     72,981     55,539     48,544

                                          NUMBER OF PROPERTIES/TOTAL GLA AT DECEMBER 31,
                                             2000       1999        1998         1997        1996
                                          ----------  ----------  ----------  ----------  ----------
Number of Properties at Year-End                  50          51          50          48          44
                                          ==========  ==========  ==========  ==========  ==========
Total GLA in Square Feet at Year-End
Malls                                     10,430,000  10,291,000   9,810,000   7,745,000   5,553,000
Community Centers and Free-Standing
Retail Properties                          3,392,000   3,367,000   3,191,000   3,164,000   3,091,000
Commercial Properties                      1,354,000   1,354,000   1,354,000   1,418,000   1,418,000
                                          ----------  ----------  ----------  ----------  ----------
Total                                     15,176,000  15,012,000  14,355,000  12,327,000  10,062,000
                                          ==========  ==========  ==========  ==========  ==========

------------------
(1) Basic  earnings  per  share  based  on  16,298,000, 17,561,000, 17,620,000,
    17,471,000 and 16,048,000 weighted average number of shares of Common Stock and Price Group Stock outstanding for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Diluted earnings per share based on 16,299,000, 17,590,000, 17,723,000, 17,637,000 and 16,133,000 weighted diluted average number of shares of stock outstanding for years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. The units of limited partner interest in the Operating Partnership not held by the Company have not been included in the dilutive earnings per share calculation since there would be no effect on the per share amount as amounts allocated to a unit of limited partner interest are the same as amounts allocated to a share of Common Stock.
(2) The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(3) Revenues less operating expenses before interest, depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion should be read in conjunction with "Selected Financial Data" and the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

      The Company is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held an 81.7% controlling general and limited partner interest in, the Operating Partnership as of December 31, 2000. The Company's general partnership interest of the Operating Partnership was calculated using the outstanding common units and excludes the preferred units. The Operating Partnership's existing portfolio consists of 50 Properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with one free-standing retail Property and six mixed-use commercial Properties. The Company completed the following: an expansion on NorthTown Mall in September 2000; the opening of Cinemark Theater at Provo Towne Centre on November 11, 1999; the opening of the Mall at Sierra Vista on October 20, 1999; the expansion at Boise Towne Plaza in 1999; the opening of Provo Towne Centre on October 28, 19998; and the acquisition of NorthTown Mall on August 6, 1998. The Operating Partnership's acquisition and development activities added a combined 2,712,000 square feet of Total GLA to the retail portfolio during 2000, 1999 and 1998.

RESULTS OF OPERATIONS

      COMPARISON OF YEAR ENDED DECEMBER 31,  2000  TO  YEAR  ENDED DECEMBER 31,
1999

      For the year ended December 31, 2000, income before extraordinary item and minority interest of unitholders in the Operating Partnership increased $3,114,000 or 9% when compared to the year ended December 31, 1999. The improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $5,769,000; an increase in recoveries from tenants of $1,613,000; an increase in other revenue of $1,586,000; a decrease in general and administrative expense of $417,000. These increases were offset by a decrease in percentage and overage rents of $427,000; an increase in operating expenses and real estate taxes and insurance of $2,113,000; an increase in interest expense of $3,611,000; and an increase in depreciation and amortization of $3,138,000.

      For the year ended December 31, 2000, funds from operations decreased $1,631,000 or 3% as compared to 1999, primarily as a result of the one time non-cash transaction in 1999 which added $978,000 to FFO in 1999 and interest costs associated with the stock repurchase discussed herein.

      Total revenues for the year ended December 31, 2000 increased $8,636,000 or 6% to $142,201,000 as compared to $133,565,000 in 1999. This increase is primarily attributable to a $5,769,000 or 6% increase in minimum rents to $103,598,000 compared to $97,829,000 in 1999. Recoveries from tenants increased $1,613,000 or 5% to $31,084,000 as compared to $29,471,000 in 1999.
This was offset by percentage and overage rents that decreased $427,000 or 9% to $4,479,000, as compared to $4,906,000 in 1999. Recoveries from tenants as a percentage of operating expenses were 79% and 80% in 2000 and 1999, respectively.

      The October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of the Cinemark Theater at Provo Towne Centre, the September 2000 completion of the expansion of NorthTown Mall and the expansion of Boise Towne Plaza contributed $3,333,000 to the minimum rent increase and $716,000 to recoveries from tenants. Straight-line rents contributed $416,000 and lease terminations from tenant settlements contributed $1,410,000 to the increase in minimum rents. The remaining growth in minimum rents was the result of internal growth, offset by $1,957,000 from a one-time, non-cash transaction recorded in 1999.

      Other revenues increased $1,586,000 to $2,308,000 as compared to $722,000 in 1999. This increase is due to re-development agency sums for the current period plus the final settlement in 2000 of such sums related to 1999.

      Revenues recognized from straight-line rents were $1,689,000 in 2000 as compared to $1,273,000 in 1999.

      Property operating expenses, including operating and maintenance expense, and real estate taxes and insurance expense increased $1,582,000 or 7% and $531,000 or 4%, respectively, for the year ended December 31, 2000 as compared to 1999. These increases were partially attributable to the opening of the Mall at Sierra Vista and Cinemark Theatre at Provo Towne Centre. These Properties contributed $763,000 to operating and maintenance expense and $608,000 to taxes and insurance.

      General   and   administrative  expenses  decreased  $417,000  or  6%  to
$6,201,000  in  2000 as compared  to  $6,618,000  in  1999.   The  decrease  is
primarily related to decreased insurance expense related to the Company's health insurance plan and decreases in personnel incentive plan costs for the year.

      Interest expense increased $3,611,000 or 13% to $31,380,000 in 2000 as compared to $27,769,000 in 1999. This increase resulted from higher interest rates on higher borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $1,289,000 in 2000 as compared to $2,404,000 in 1999. The Operating
Partnership issued preferred units of limited partnership interest in three separate transactions, one in each of the second and third quarters of 1999 and the second quarter of 2000, which resulted in net proceeds of approximately $112,327,000. The Operating Partnership used approximately $110,100,000 to reduce then-outstanding borrowings. Subsequently, borrowings were increased during 1999 and 2000 in connection with development activities and the Company's repurchase of Common Stock. The reduction of net income for the years ended December 31, 2000 and 1999 associated with the issuances of the preferred units was $10,085,000 and $4,429,000, respectively.

      Depreciation and amortization expense increased $3,138,000 or 12% to $28,936,000 as compared to $25,798,000 in 1999. This increase is attributable to higher depreciation expense from newly developed GLA together with $1,469,000 and $1,218,000 from the reduction in asset lives on certain tenant improvements in 2000 and 1999, respectively.

      Net income was positively impacted by the increase of $921,000 in minority interest due to the allocation of losses to the minority interests in certain consolidated partnerships during 2000 while income was allocated during 1999.

      Gain on sales of real estate in 2000 was $2,002,000 as compared to no sales in 1999.

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

      For the year ended December 31, 1999, funds from operations increased $3,483,000 or 7% as compared to 1998, primarily as a result of acquisitions and developments discussed herein.

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

      Property operating expenses, including operating and maintenance expense, and real estate taxes and insurance expense increased $4,819,000 or 27% and $2,501,000 or 21%, respectively, for the year ended December 31, 1999 as compared to 1998. These increases were attributable mainly to the opening of the Mall at Sierra Vista, the acquisition of NorthTown Mall, the opening of Provo Towne Centre and the expansion of Boise Towne Square. These Properties contributed $3,708,000 to operating and maintenance expense and $1,565,000 to taxes and insurance.

      General and administrative expenses increased $212,000 or 3% to $6,618,000 in 1999 as compared to $6,406,000 in 1998. The increase is primarily related to increased costs associated with the growth of the Company due to the acquisition of NorthTown Mall and the openings of developed Properties.

      Interest expense increased $7,268,000 or 35% to $27,769,000 in 1999 as compared to $20,501,000 in 1998. This increase is the result of additional interest on new borrowings for newly added GLA, the acquisition of NorthTown Mall and a decrease in capitalized interest due to completed GLA, partially offset by the reduction of borrowings outstanding, funded by the sale of the Series A Preferred Units, Series B Preferred Units and Series C Preferred Units
by  the  Operating   Partnership.   Interest  capitalized  on  projects  under
development was $2,404,000 in 1999 as compared to $3,754,000 in 1998.

      Depreciation expense increased $6,208,000 or 36% to $23,514,000 as compared to $17,306,000 in 1998. This increase was primarily due to the acquisition of NorthTown Mall, changes in asset lives on certain tenant improvements as a result of early lease terminations and increased GLA.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for dividends, property acquisitions, development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. As a result of changes to the code, the requirement that the Company distribute 95% of its "Real Estate Investment Trust Taxable Income" has been amended to 90% beginning January 2001. The Company declared quarterly dividends aggregating $1.935 per share in 2000. Approximately 29% of the Company's 2000 dividends represented a return of capital. Future dividends will be determined based on actual results of operations and cash available for distribution.

      The Company's principal source of liquidity is the cash flow from operations generated from its real estate investments. As of December 31, 2000, the Company's cash and restricted cash amounted to approximately $6.5 million. In addition to its cash and restricted cash, unused capacity under the 2000 Credit Facility totaled $69.5 million at year end.

      The Company generally intends to distribute approximately 65% to 75% of its funds from operations with the remaining amounts to be held for capital expenditures and additional growth. The Company expects to meet its other short-term cash requirements, including recurring capital expenditures related to maintenance and improvements of existing Properties, through undistributed funds from operations, cash balances and advances under the credit facility.

      The Company prepares an annual capital expenditure and maintenance budget for each Property which includes provisions for all necessary recurring capital improvements. The Company believes that its undistributed funds from operations will provide the necessary funding for these requirements. The Company believes that these funds will be sufficient to cover (i) tenant finish costs associated with the renewal or replacement of current tenant leases as existing leases expire and (ii) capital expenditures which will not be reimbursed by tenants. During 2000, the Company had capital expenditures, totaling approximately $41.4 million. This amount consists of $30.2 million in revenue enhancing construction and development, $6.7 million in revenue enhancing tenant allowances, $2.6 million, in non-revenue enhancing tenant allowances and $1.0 million in other non-revenue enhancing capital expenditures. The Company also paid $917,000 in leasing commissions to outside parties. Of this amount, $376,000 was considered revenue enhancing and $541,000 was considered non-revenue enhancing. Exclusive of construction and development, capital expenditures (both revenue and non-revenue enhancing) for the existing Properties are budgeted in 2001 to be approximately $12.5 million.

      The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At December 31, 2000, the Company's total outstanding indebtedness was
approximately $464.5  million.   Such  indebtedness  included:  (i)  the  $61.2
million 6.37% collateralized notes due 2001 which were repaid on January 22, 2001 (See Note 19 on page F-19); (ii) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001 and the Company is evaluating the most effective means of financing and will retain debt on this Property; (iii) the Spokane Valley Mall construction loan of $41.6 million which is due in August 2001 and the Company is evaluating the most effective means of financing and will retain debt on this Property; (iv) an outstanding balance of $130.5 million on the 2000 Credit Facility maturing in July 2003; (v) the $100 million senior notes principal payable at $25 million a year beginning in March 2005; and (vi) the $82.5 million, 6.68% first mortgage on NorthTown Mall, which requires a balloon payment of approximately $73.0 million in September 2008.

      The Company is also contemplating the expansion and renovation of several of its existing Properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these amounts primarily through advances under the 2000 Credit Facility, together with equity and debt offerings, including public financing and individual property financings, and from selective asset sales. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

      On April 23, 1999, the Operating Partnership issued 510,000 Series A Preferred Units in a private placement. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Prior Credit Facility. On July 28, 1999, the Operating Partnership also issued 3,800,000 Series B 8.95% Preferred Units in a private placement. Each Series B Preferred Unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Company used the proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Prior Credit Facility and increase operating cash. On May 1, 2000, the Operating Partnership issued 320,000 Series C Preferred Units in a private placement. Each Series C Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $7.8 million for the partial repayment of borrowings outstanding under the Prior Credit Facility. Quarterly distributions of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December.

      On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, allowed for up to an aggregate of $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, the Operating Partnership under this registration statement, issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement making the effective rate of interest on these notes at 7.24%. Interest payments are due semi annually on March 11 and September 11 of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Prior Credit Facility. At December 31, 2000, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

      The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from the 2000 Credit Facility as well as other debt and equity financings, including public financings, and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 52% as of December 31, 2000.

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

      The Company's calculation of FFO is as follows:

                                                                Years Ended December 31,
                                                             -----------------------------
                                                                  2000            1999
                                                             -------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Income Before Minority Interest, Gain on Sales
 of Real Estate and Extraordinary Item                       $      36,569   $      36,378
 Add:  Depreciation of Buildings & Improvements                     26,371          23,395
 Add:  Amortization of Deferred Leasing Costs                          749             632
 Add:  Minority Interest in Loss (Income) of Consolidated
        Partnerships                                                   572            (349)
 Less: Minority Interest of the Operating Partnership
        Preferred Unitholders                                      (10,085)         (4,429)
 Less: Minority Interest in Depreciation                              (949)           (769)
                                                             -------------   -------------
 Funds From Operations                                       $      53,227   $      54,858
                                                             =============   =============

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

      The Company adopted the accounting guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition, beginning January 1, 2000. The cumulative effect of adopting this guidance was not material as it changes the timing of when the Company recognizes percentage and overage rents on a quarterly basis, but does not have a material impact on the Company's annual financial statements.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Company beginning January 1, 2001. The Company did not hold any derivative instruments at December 31, 2000, and as such, the Company does not expect this
pronouncement   to  have  a  significant  impact  on  the  Company's  financial statements.

      The statements contained in this Annual Report of Form 10-K that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and
unknown  risks,  uncertainties  and  assumptions.   Actual
future performance, achievements and results of the Company may differ mater-ially from those expressed or implied by such forward-looking statements as a
result of such known and unknown risks, uncertainties, assumptions  and   other
factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.


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

      The Company uses long-term and medium-term debt as a source of capital. At December 31, 2000, the Company had approximately $248,570,000 in outstanding fixed rate debt, consisting of $100,000,000 unsecured senior notes and $148,570,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2001 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 6.9% for the year ended December 31, 2000. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, while no such agreements are in place at December 31, 2000, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Company had approximately $62,636,000 in fixed rate debt maturing in 2001 of which $61,223,000 matured on January 22, 2001 and was repaid with the proceeds from a new ten-year $79,000,000 fixed rate mortgage bearing interest at 6.64% per annum. (See Note 19 page F-19).

      The Company's 2000 Credit Facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. At December 31, 2000, the Company had approximately $215,892,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 7.4% for the year ended December 31, 2000. If the interest rate for the Company's variable rate debt increased or decreased by 1% during 2001, the Company's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $2,159,000.

      Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by the Company to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company's financial structure.


ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Annual Report on Form 10-K.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the two most recent fiscal years, the Company has not experienced any changes in or disagreements with its independent auditors.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the Company's Directors appears under the heading "Election of Directors" in the Company's proxy statement relating to its 2001 Annual Meeting of Stockholders to be held on May 2, 2001 and is incorporated herein by reference.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under the heading "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement relating to its 2001 Annual Meeting of Stockholders to be held on May 2, 2001 and is incorporated herein by reference.

      Information regarding the Company's Executive Officers appears in Item 4A of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation appears under the heading "Executive Compensation" in the Company's proxy statement relating to its 2001 Annual Meeting of Stockholders to be held on May 2, 2001 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table of beneficial ownership of the Company appears under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement relating to its 2001 Annual Meeting of Stockholders to be held on May 2, 2001 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement relating to its 2001 Annual Meeting of Stockholders to be held on May 2, 2001 and is incorporated herein by reference.


                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  (1) and (2) Financial Statements and Financial Statements Schedules

       See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K

       (b)  Current Reports on Form 8-K

            None

       (c)  Exhibits

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                           DESCRIPTION                                                    PAGE
-------                          -----------                                                    ----
3.1      Amended and Restated Articles of Incorporation the Company (3(a))*
3.2      Amended and Restated Bylaws of the Company ****
3.3      Articles Supplementary of the Company relating to the 8.75 Series A Cumulative
         Redeemable Preferred Stock**
3.4      Articles Supplementary of the Company relating to the 8.95% Series B Cumulative
         Redeemable Preferred Stock**
3.5      Articles Supplementary of the Company relating to the election to be subject to
         Title 3, Subtitle 8 of the Maryland General Corporation Law****
3.6      Articles Supplementary of the Company relating to the Series A Junior Preferred
         Stock***
3.7      Articles Supplementary of the Company relating to the 8.75 Series C Cumulative
         Redeemable Preferred Stock****
4.1      Specimen of Common Stock Certificate (4)*
10.1     Second Amended and Restated Agreement of Limited Partnership of Price Development
         Company, Limited Partnership**
10.2     Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3     Employment and Non-Competition Agreement between the Company and John Price
         (10(d))*
10.4     Indemnification Agreement for Directors and Officers (10(f))*
10.5     Registration Rights Agreement among the Company and the Limited Partners of Price
         Development Company, Limited Partnership (10(g))*
10.6     Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the
         Company and the Limited Partners of Price Development Company, Limited
         Partnership*****
10.7     Exchange Agreement among the Company and the Limited Partners of Price
         Development Company, Limited Partnership (10(h))*
10.8     1993 Stock Option Plan (10(i))*
10.9     Amendment to Ground lease between Price Development Company and Alvin Malstrom as
         Trustee and C.F. Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400)
         (10(j))*
10.10    Lease Agreement between The Corporation of the President of the Church of Jesus
         Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
         1979.  (Ground lease for Anaheim Plaza) (10(k))*
10.11    Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
         July 26, 1974, and Amendments and Transfers thereto. (Ground lease for Fort Union
         Plaza) (10(l))*
10.12    Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
         and dated August 1, 1975 and Amendments thereto. (Ground lease for Price Fremont)
         (10(m))*
10.13    Ground lease between Aldo Rossi and Price Development Company, dated June 1,
         1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))*
10.14    First Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership**
10.15    Second Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership**
10.16    Third Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership******
10.17    Amended and Restated Rights Agreement between the Company and Mellon Investor
         Services, LLC, as Rights Agent*********
10.18    Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership*******
10.19    Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership********
10.20    Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership
23.      Consent of Independent Accountants

                                  EXHIBIT INDEX
------------------------
        * Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-
          68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
       ** Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1999 and are incorporated herein by reference.
      *** Documents were previously filed with the Company's Current Report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
     **** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
          30, 2000 and is incorporated herein by reference.
    ***** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December
          31, 1995 and are incorporated herein by reference.
   ****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 and are incorporated herein by reference.
  ******* Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December
          31, 1999 and is incorporated herein by reference.
 ******** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2000 and is incorporated herein by reference.
********* Document was previously filed under the Company's Current Report on Form 8-K, dated January 29, 2001, and is incorporated herein by reference

                                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                JP REALTY, INC.
                                                By:  /s/ JOHN PRICE
                                                ------------------------------
                                                     John Price
                                                     Chairman of the Board of Directors
                                                     and Chief Executive Officer


Date:  February 14, 2001

                           ----------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                         TITLE                                   DATE
-----                                        -----                                   ----
/s/ JOHN PRICE                               Chairman of the Board of Directors,     February 14, 2001
-------------------------------              Chief Executive Officer and Director
      John Price                             (Principal Executive Officer)


/s/ G. REX FRAZIER                           President, Chief Operating Officer      February 14, 2001
-------------------------------              and Director
      G. Rex Frazier

/s/ M. SCOTT COLLINS                         Vice President, Chief Financial Officer February 14, 2001
-------------------------------              and Treasurer (Principal Financial and
      M. Scott Collins                       Accounting Officer)

/s/ A. BLAINE HUNTSMAN                       Director                                February 14, 2001
-------------------------------
      A. Blaine Huntsman

/s/ JAMES A. ANDERSON                        Director                                February 14, 2001
-------------------------------
      James A. Anderson

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                           DESCRIPTION                                                    PAGE
-------                          -----------                                                    ----
3.1      Amended and Restated Articles of Incorporation the Company (3(a))*
3.2      Amended and Restated Bylaws of the Company ****
3.3      Articles Supplementary of the Company relating to the 8.75 Series A Cumulative
         Redeemable Preferred Stock**
3.4      Articles Supplementary of the Company relating to the 8.95% Series B Cumulative
         Redeemable Preferred Stock**
3.5      Articles Supplementary of the Company relating to the election to be subject to
         Title 3, Subtitle 8 of the Maryland General Corporation Law****
3.6      Articles Supplementary of the Company relating to the Series A Junior Preferred
         Stock***
3.7      Articles Supplementary of the Company relating to the 8.75 Series C Cumulative
         Redeemable Preferred Stock****
4.1      Specimen of Common Stock Certificate (4)*
10.1     Second Amended and Restated Agreement of Limited Partnership of Price Development
         Company, Limited Partnership**
10.2     Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3     Employment and Non-Competition Agreement between the Company and John Price
         (10(d))*
10.4     Indemnification Agreement for Directors and Officers (10(f))*
10.5     Registration Rights Agreement among the Company and the Limited Partners of Price
         Development Company, Limited Partnership (10(g))*
10.6     Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the
         Company and the Limited Partners of Price Development Company, Limited
         Partnership*****
10.7     Exchange Agreement among the Company and the Limited Partners of Price
         Development Company, Limited Partnership (10(h))*
10.8     1993 Stock Option Plan (10(i))*
10.9     Amendment to Ground lease between Price Development Company and Alvin Malstrom as
         Trustee and C.F. Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400)
         (10(j))*
10.10    Lease Agreement between The Corporation of the President of the Church of Jesus
         Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
         1979.  (Ground lease for Anaheim Plaza) (10(k))*
10.11    Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
         July 26, 1974, and Amendments and Transfers thereto. (Ground lease for Fort Union
         Plaza) (10(l))*
10.12    Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
         and dated August 1, 1975 and Amendments thereto. (Ground lease for Price Fremont)
         (10(m))*
10.13    Ground lease between Aldo Rossi and Price Development Company, dated June 1,
         1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))*
10.14    First Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership**
10.15    Second Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership**
10.16    Third Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership******
10.17    Amended and Restated Rights Agreement between the Company and Mellon Investor
         Services, LLC, as Rights Agent*********
10.18    Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership*******
10.19    Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership********
10.20    Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership
         of Price Development Company, Limited Partnership
23.      Consent of Independent Accountants

                                  EXHIBIT INDEX
------------------------
        * Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-
          68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
       ** Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1999 and are incorporated herein by reference.
      *** Documents were previously filed with the Company's Current Report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
     **** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
          30, 2000 and is incorporated herein by reference.
    ***** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December
          31, 1995 and are incorporated herein by reference.
   ****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 and are incorporated herein by reference.
  ******* Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December
          31, 1999 and is incorporated herein by reference.
 ******** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2000 and is incorporated herein by reference.
********* Document was previously filed under the Company's Current Report on Form 8-K, dated January 29, 2001, and is incorporated herein by reference

                                                                    EXHIBIT 23



                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 33-93752, No. 333-3624, No. 333-34835, No. 333-
34835-01) and Registration Statement Form S-8 (No. 333-3550) of JP Realty, Inc. of our report dated January 31, 2001, relating to the consolidated financial statements and financial statements schedules, which appears in JP Realty, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.




 /S/ PRICEWATERHOUSECOOPERS, LLP
---------------------------------
PricewaterhouseCoopers, LLP
Salt Lake City, Utah
February 14, 2001

                           INDEX TO FINANCIAL STATEMENTS



JP REALTY, INC.

                                                                       PAGE
                                                                       ----
Report of Independent Accountants                                       F-2

Consolidated Balance Sheet as of December 31, 2000 and 1999             F-3

Consolidated Statement of Operations for the years ended
 December 31, 2000, 1999 and 1998                                       F-4

Consolidated Statement of Stockholders' Equity                          F-5

Consolidated Statement of Cash Flows for the years ended
 December 31, 2000, 1999 and 1998                                       F-6

Notes to Consolidated Financial Statements                              F-7

Schedule II - Valuation and Qualifying Accounts                        F-20

Schedule III - Real Estate and Accumulated Depreciation                F-21

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of JP Realty, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of JP Realty, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP
Salt Lake City, Utah
January 31, 2001

                                JP REALTY, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                             December 31,     December 31,
                                                 2000             1999
                                            --------------   --------------
ASSETS
Real Estate Assets
Land                                        $      106,561   $      105,959
  Buildings                                        797,793          752,040
                                            --------------   --------------
                                                   904,354          857,999
  Less: Accumulated Depreciation                  (154,574)        (135,027)
                                            --------------   --------------
  Operating Real Estate Assets                     749,780          722,972
  Real Estate Under Development                      1,927           18,389
                                            --------------   --------------
    Net Real Estate Assets                         751,707          741,361
Cash                                                 2,636            7,767
Restricted Cash                                      3,820            3,149
Accounts Receivable, Net                            12,299           10,368
Deferred Charges, Net                                8,275            7,526
Other Assets                                         7,094            6,055
                                            --------------   --------------
                                            $      785,831   $      776,226
                                            ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                  $      464,462          438,241
Accounts Payable and Accrued Expenses               13,013           16,716
Other Liabilities                                      816              847
                                            --------------   --------------
                                                   478,291          455,804
                                            --------------   --------------
Minority Interest
   Preferred Unitholders                           112,327          104,571
   Common Unitholders                               28,426           30,200
   Consolidated Partnerships                         1,383            2,006
                                            --------------   --------------
                                                   142,136          136,777
                                            ==============   ==============

Commitments and Contingencies
STOCKHOLDERS' EQUITY
8.75% Series A Cumulative Redeemable
 Preferred Stock, $.0001 par value,
 liquidation preference $25.00 per share,
 510,000 shares authorized, none issued or
 outstanding                                            --               --
8.95% Series B Cumulative Redeemable
 Preferred Stock, $.0001 par value,
 liquidation preference $25.00 per share,
 3,800,000 shares authorized, none issued or
 outstanding                                            --               --
8.75% Series C Cumulative Redeemable
 Preferred Stock, $.0001 par value,
 liquidation preference $25.00 per share,
 320,000 shares authorized, none issued
 or outstanding                                         --               --
Series A Junior Participating Preferred
 Stock, $.0001 per share, 3,060,000 shares
 authorized, none issued or outstanding                 --               --
Common Stock, $.0001 par value, 117,110,000
 authorized, 16,019,000 shares and
 16,626,000 shares issued and outstanding
 at December 31, 2000 and 1999, respectively             2                2
Price Group Stock, $.0001 par value,
 200,000 shares authorized,
 issued and outstanding                                 --               --
Excess Stock, 75,000,000 shares authorized,
 none issued or outstanding                             --               --
Additional Paid-in Capital                         208,501          219,132
Accumulated Dividends in
Excess of Net Income                               (43,099)         (35,489)
                                            --------------   --------------
                                                   165,404          183,645
                                            --------------   --------------
                                            $      785,831   $      776,226
                                            ==============   ==============

            See accompanying notes to consolidated financial statements.

                               JP REALTY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (DOLLARS IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)

                                                FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------
                                                2000         1999         1998
                                             ----------   ----------   ----------
REVENUES
Minimum Rents                                $  103,598   $   97,829   $   79,448
Percentage and Overage Rents                      4,479        4,906        4,491
Recoveries from Tenants                          31,084       29,471       23,778
Interest                                            732          637          404
Other                                             2,308          722          948
                                             ----------   ----------   ----------
                                                142,201      133,565      109,069
                                             ----------   ----------   ----------
EXPENSES
Operating and Maintenance                        23,699       22,142       17,366
Real Estate Taxes and Insurance                  14,672       14,141       11,640
Advertising and Promotions                          744          719          676
General and Administrative                        6,201        6,618        6,406
Depreciation                                     26,492       23,514       17,306
Amortization of Deferred Financing Costs          1,695        1,652        1,572
Amortization of Deferred Leasing Costs              749          632          665
Interest                                         31,380       27,769       20,501
                                             ----------   ----------   ----------
                                                105,632       97,187       76,132
                                             ----------   ----------   ----------
                                                 36,569       36,378       32,937
Minority Interest in Loss (Income)
 of Consolidated Partnerships                       572         (349)        (277)
Gain on Sales of Real Estate                      2,002           --        1,096
                                             ----------   ----------   ----------
Income Before Extraordinary Item and
 Minority Interest of the Operating
 Partnership Unitholders                         39,143       36,029       33,756
Minority Interest of the Operating
 Partnership Preferred Unitholders
 Unitholders                                    (10,085)      (4,429)          --
Minority Interest of the Operating
 Partnership Common Unitholders                  (5,281)      (5,452)      (5,806)
                                             ----------   ----------   ----------
Income Before Extraordinary Item                 23,777       26,148       27,950
Extraordinary Item - Loss on Early
 Extinguishment of Debt,
 Net of Minority Interest of the
 Operating Partnership Unitholders                  (80)        (801)          --
                                             ----------   ----------   ----------
 Net Income                                  $   23,697   $   25,347   $   27,950
                                             ==========   ==========   ==========
Basic Earnings Per Share
 Income Before Extraordinary Item            $     1.46   $     1.49   $     1.59
 Extraordinary Item                               (0.01)       (0.05)          --
                                             ----------   ----------   ----------
 Net Income                                  $     1.45   $     1.44   $     1.59
                                             ==========   ==========   ==========
Diluted Earnings Per Share
 Income Before Extraordinary Item            $     1.46   $     1.49   $     1.58
  Extraordinary Item                              (0.01)       (0.05)          --
                                             ----------   ----------   ----------
 Net Income                                  $     1.45   $     1.44   $     1.58
                                             ==========   ==========   ==========

              See accompanying notes to consolidated financial statements.

                                             JP REALTY, INC.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (DOLLARS IN THOUSANDS)

                                                                                     ACCUMULATED
                                                                        ADDITIONAL    DIVIDENDS
                                                SHARES OF     COMMON     PAID-IN    IN EXCESS OF
                                                 STOCK *      STOCK*     CAPITAL     NET INCOME      TOTAL
                                               ----------  -----------  ----------  ------------  ----------
Stockholders' Equity at December 31, 1997      17,590,000  $         2  $  232,135  $    (24,151) $  207,986
Stock Options Exercised                            51,000           --         923            --         923
Operating Partnership Common Units                     --           --           3            --           3
Converted
Net Income                                             --           --          --        27,950      27,950
Dividends Paid                                         --           --          --       (31,916)    (31,916)
                                               ----------  -----------  ----------  ------------  ----------

Stockholders' Equity at December 31, 1998      17,641,000            2     233,061       (28,117)    204,946
Operating Partnership Common Units Converted       42,000           --         437            --         437
Net Income                                             --           --          --        25,347      25,347
Repurchase of Common Stock                       (857,000)          --     (14,366)           --     (14,366)
Dividends Paid                                         --           --                --             (32,719)
                                               ----------  -----------  ----------  ------------  ----------

Stockholders' Equity at December 31, 1999      16,826,000            2     219,132       (35,489)    183,645
Operating Partnership Common Units Converted           --           --           1            --           1
Net Income                                             --           --          --        23,697      23,697
Repurchase of Common Stock                       (607,000)          --     (10,632)           --     (10,632)
Dividends Paid                                         --           --          --       (31,307)    (31,307)
                                               ----------  -----------  ----------  ------------  ----------
Stockholders' Equity at December 31, 2000      16,219,000  $         2  $  208,501  $    (43,099) $  165,404
                                               ==========  ===========  ==========  ============  ==========

--------------
  * Includes outstanding shares of Common Stock and 200,000 outstanding shares of Price Group Stock

            See accompanying notes to consolidated financial statements.

                                      JP REALTY, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------
                                                 2000         1999         1998
                                              ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                   $   23,697   $   25,347   $   27,950
 Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
 Extraordinary Item, Net of Minority Interest         80          801           --
 Depreciation                                     26,492       23,514       17,306
 Amortization                                      2,444        2,284        2,237
 Minority Interest in (Loss) Income of
  Consolidated Partnerships                         (572)         349          277
 Minority Interest of the Operating
  Partnership Preferred Unitholders               10,085        4,429           --
 Minority Interest of the Operating
 Partnership Common Unitholders                    5,281        5,452        5,806
 Gain on Sales of Real Estate                     (2,002)          --       (1,096)
 Real Estate Received due to Lease
  Termination                                         --       (1,957)          --
 Increase in Accounts Receivable, Net             (1,931)        (698)      (4,112)
 Increase in Deferred Charges                       (904)        (926)        (927)
 Increase (Decrease) in Accounts Payable
  and Accrued Expenses                               911       (6,647)       3,739
 Increase in Other Assets                         (1,408)      (1,793)      (1,129)
                                              ----------   ----------   ----------
  Net Cash Provided by Operating Activities       62,173       50,155       50,051
                                              ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Real Estate Assets, Developed or Acquired       (41,401)     (57,993)    (200,022)
 Proceeds from Sales of Real Estate                2,289           --        1,289
 (Increase) Decrease in Restricted Cash             (671)         456       (1,140)
                                              ----------   ----------   ----------
  Net Cash Used in Investing Activities          (39,783)     (57,537)    (199,873)
                                              ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Borrowings                        161,000      125,842      289,384
 Repayment of Borrowings                        (134,779)    (160,591)     (99,784)
 Penalty Paid on Early Retirement of Debt             --         (527)          --
 Deferred Financing Costs                         (2,387)        (771)      (2,344)
 Net Proceeds from Sale of Common Stock
  and Stock Options Exercised                         --           --          923
 Net Proceeds from Issuance of Preferred
  Units                                            7,756      104,571           --
 Distributions to Preferred Unitholders          (10,085)      (4,429)          --
 Capital Contribution by Minority Partner             48           --           --
 Distributions to Minority Interest of
  Consolidated Partnerships
   and Common Unitholders                         (7,135)      (6,984)      (6,921)
 Dividends Paid to Stockholders                  (31,307)     (32,719)     (31,916)
 Repurchase of Common Stock                      (10,632)     (14,366)          --
                                              ----------   ----------   ----------
  Net Cash (Used in) Provided by
   Financing Activities                          (27,521)      10,026      149,342
                                              ----------   ----------   ----------
Net (Decrease) Increase in Cash                   (5,131)       2,644         (480)
Cash, Beginning of Period                          7,767        5,123        5,603
                                              ----------   ----------   ----------
Cash, End of Period                           $    2,636   $    7,767   $    5,123
                                              ==========   ==========   ==========

            See accompanying notes to consolidated financial statements.

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BUSINESS AND BASIS OF PRESENTATION

BUSINESS

  JP Realty, Inc. a Maryland Corporation (the "Company"), is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The Company is a real estate investment trust ("REIT") as defined by the Internal Revenue Code of 1986 as amended, and owns an interest in and conducts its business activities through Price Development Company, Limited Partnership (the "Operating Partnership"). The Company owned a controlling 81.7 and 82.7 percent general partnership interest in the Operating Partnership at December 31, 2000 and 1999, respectively. As calculated, the Company's percentage of general partner interest in the Operating Partnership was based on the number of outstanding common units of limited partner interest (excluding outstanding preferred units of limited partner interest) on December 31, 2000. The Operating Partnership owns a portfolio of 50 properties (the "Properties") consisting of 18 enclosed regional malls, 25 community centers, one free-standing retail Property and six mixed-use commercial Properties located in the Western United States. The tenant base includes primarily national, regional and local retailers; as such, the Company's credit risk is concentrated in the retail industry.

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated presentation. Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

  The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS

  Real estate assets are stated at cost less accumulated depreciation. At each balance sheet date, the Company reviews recorded book values of real estate assets for possible impairment based upon expectations of future nondiscounted cash flows (excluding interest) from each property. There have been no impairments as of December 31, 2000.

  Costs directly related to the acquisition and development of real estate assets, including overhead costs directly attributable to property development, are capitalized. Interest and real estate taxes incurred during the development and construction periods are also capitalized.

  Depreciation is computed on a straight-line basis generally over 40 years for buildings and four to ten years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the shorter of the assets' estimated useful lives or the life of the related lease. Expenditures for maintenance and repairs are charged to operations as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

REVENUE RECOGNITION

  Certain minimum rents are recognized monthly based upon amounts which are currently due from tenants, when such amounts are not materially different than recognizing the fixed cash flow over the initial term of the lease using the straight-line method. Certain leases have in lieu rents which cover all rent charges and recoveries and are recorded in minimum rents. All other minimum rents are recognized using the straight-line method.

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

  The Company recognizes revenues for Percentage and Overage Rents in the period earned, based upon the accounting guidance issued by Staff Accounting Bulletin No. 101 "Revenue Recognition".

  An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying consolidated balance sheet are shown net of allowance for doubtful accounts of $1,368 and $1,217 as of December 31, 2000 and 1999, respectively.

RESTRICTED CASH

  Restricted cash is held under terms of loan agreements to be used for certain capital expenditures, property tax payments and funds held in reserve by a trustee for principal and interest.

DEFERRED CHARGES

  Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis, which amounts, for deferred financing fees, approximate those amortized using the effective interest method, over the terms of the respective agreements. Deferred charges in the accompanying consolidated balance sheet are shown net of accumulated amortization of $7,325 and $8,335 as of December 31, 2000 and 1999, respectively.

INCOME TAXES

  The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. To qualify as a REIT, the Company must distribute annually to its stockholders at least 95% of its REIT taxable income, as defined in the Code, and satisfy certain other requirements. The 95% distribution requirement is amended to 90% beginning January 2001. As a result, the Company generally will not be subject to federal income taxation at the corporate level on the income it distributes to stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Company beginning January 1, 2001. The Company did not hold any derivative instruments at December 31, 2000, and as such, the Company does not expect this
pronouncement   to  have  a  significant  impact  on  the  Company's  financial statements.


3. DEVELOPMENTS (GLA AMOUNTS UNAUDITED)

  In September 2000, the Company completed an addition to NorthTown Mall adding approximately 103,000 square feet of gross leasable area (Company-owned leasable area within the Company Properties ("GLA")). The addition included a 12- screen Regal Cinemas occupying approximately 50,000 square feet of GLA, a Barnes & Noble occupying approximately 27,000 square feet of GLA and a Nordstrom Rack occupying approximately 26,000 square feet of GLA. An additional 912-stall parking garage was also completed. In 1998, the Operating Partnership issued a letter of credit to the first mortgage holder in the amount of $9,500 to guarantee the completion of additional property development work. The issued letter of credit was allowed to expire on October 16, 2000.

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. DEVELOPMENTS (GLA AMOUNTS UNAUDITED) (CONTINUED)

  The Operating Partnership developed the Mall at Sierra Vista, an enclosed regional mall in Sierra Vista, Arizona. The mall held its grand opening on October 20, 1999 and added approximately 335,000 square feet of total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties ("Total GLA")). At December 31, 2000, the Operating Partnership had cumulative expenditures of approximately $20,808 for development costs and had leased approximately 94% of the mall.

  The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah, through its consolidated partnership, Provo Mall Development Company, LTD. The Company held the mall's grand opening on October 28, 1998 and added approximately 723,000 square feet of Total GLA as of December 31, 1998. On November 11, 1999, Provo Towne Centre held a grand opening for its newly developed 16-screen Cinemark Theater, which added approximately 74,000 square feet of additional GLA. At December 31, 2000, the Operating Partnership had cumulative expenditures of approximately $79,131 for development costs and had leased approximately 96% of the mall.

  During 2000, the Operating Partnership developed an addition to Grand Teton Mall adding approximately 12,900 square feet of GLA for an Old Navy Store and expended approximately $781 for development costs.

  During 1999, the Operating Partnership developed an additional building at Halsey Crossing, a community center in Gresham, Oregon. During 1999, the Operating Partnership had expended approximately $790 for development costs and added approximately 16,300 square feet of GLA to the community center.

  The first phase of construction at Boise Towne Plaza in Boise, Idaho opened in November 1997, adding 76,414 square feet of retail space. The Company added approximately 15,000 square feet of GLA at Boise Towne Plaza in March 1998. During 1999, approximately 18,000 square feet of GLA was developed at Boise Towne Plaza. At December 31, 2000, the Operating Partnership had expended approximately $10,275 in development costs and Total GLA for the plaza was approximately 109,600 square feet.

  The Operating Partnership, through its consolidated partnership, Spokane Mall Development Company, Limited Partnership, completed the development of Spokane Valley Mall located in Spokane, Washington and held a grand opening on August 13, 1997. Additional activities included the development of two freestanding pads during 1999 and two freestanding pads during 1998, which included a Sears Tire and Battery Shop, a Pier 1 Imports, an Outback Steakhouse and a Red Robin. The partnership had cumulative expenditures of approximately $67,495 for the mall. At December 31, 2000, the mall contained approximately 732,000 square feet of Total GLA and was approximately 94% leased.

4. BORROWINGS

                                                                             DECEMBER 31,
                                                                      --------------------------
                                                                          2000          1999
                                                                      -----------   ------------
Credit facility, unsecured; weighted average interest at 7.67%
 during 2000 and 6.10% during 1999, due in 2003                       $   130,500   $     91,000
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                100,000        100,000
Mortgage payable, secured by real estate; interest at 6.68%,
 due in 2008                                                               82,540         83,382
Notes, secured by real estate; interest at 6.37%, due in 2001              61,223         61,223
Construction loan, secured by real estate; interest at 8.19%
 and 7.63% as of December 31, 2000 and 1999, respectively, due
 in 2001                                                                   43,792         43,792
Construction loan, secured by real estate; interest at 8.25% and
 7.69% as of December 31, 2000 and 1999, respectively, due in 2001         41,600         41,600
Mortgage payable, secured by real estate; interest at 8.5%,
 due in 2000                                                                   --         12,165
Other notes payable, secured by real estate; interest ranging from
7.0% to 9.99%, maturing 2001 to 2095                                        4,807          5,079
                                                                     ------------   ------------
                                                                     $    464,462   $    438,241
                                                                     ============   ============

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. BORROWINGS (CONTINUED)

CREDIT FACILITY

  On October 16, 1997, the Operating Partnership obtained a $150,000 three-year unsecured credit facility (the "Prior Credit Facility") from a syndicate of banks. On December 18, 1997, the amount of the Prior Credit Facility was increased to $200,000. On July 28, 2000, the Operating Partnership replaced the Prior Credit Facility with a new $200,000 unsecured credit facility (the "2000 Credit Facility") from a syndicate of banks lead by Bank One, NA. The 2000 Credit Facility has a three-year term and bears interest, at the option of the Operating Partnership, at one or a combination of (i) the higher of the federal funds rate plus 50 basis points or the prime rate or (ii) LIBOR plus a spread of 85 to 145 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The 2000 Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank syndicate. The 2000 Credit Facility will be used for general corporate purposes including development, working capital, repayment of indebtedness and/or amortization payments. The 2000 Credit Facility contains restrictive covenants, including limitations on the amount of outstanding secured and unsecured debt of the Operating Partnership and requires the Operating Partnership to maintain certain financial ratios. The 2000 Credit Facility was used to payoff and replace the Prior Credit Facility. The write-off of deferred financing cost related to the early extinguishment of the Prior Credit Facility makes up the extraordinary loss of $80, net of minority interest of $18 in 2000. The Operating Partnership paid commitment fees on the Prior Credit Facility and the 2000 Credit Facility totaling $2,001 and $506 in 2000 and 1999, respectively.

NOTES

  On March 11, 1998, the Operating Partnership, under its shelf registration, issued $100,000 of ten-year senior unsecured notes bearing interest at a fixed 7.29% per annum. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement, making the effective fixed rate of interest on these notes 7.24% per annum. Interest payments are due semi-annually on March 11 and September 11 of each year. Principal payments of $25,000 are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Prior Credit Facility.

  On January 21, 1994, a subsidiary of the Operating Partnership issued $95,000 in secured notes bearing interest at a fixed 6.37% per annum. On July 21, 1999, the Operating Partnership borrowed $33,777 from the Prior Credit Facility to reduce the notes to $61,223. The transaction unencumbered four regional mall Properties. The write-off of deferred financing costs related to the reduction of the notes plus direct expenses, including a prepayment penalty, make up the extraordinary loss of $801, net of minority interest of $184 in 1999. The notes required quarterly interest payments and were due on January 22, 2001. The notes were paid off and canceled January 22, 2001 (Note 19).

CONSTRUCTION LOANS

  On September 4, 1998, Provo Mall Development Company, LTD., a consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The proceeds from the construction loan facility have been used to fund the development and construction of Provo Towne Centre in Provo, Utah. The construction loan facility, which matures on July 1, 2001, with an optional two-year extension, is collateralized by Provo Towne Centre and guaranteed by the Operating Partnership. The loan bears interest at a variable rate indexed to the LIBOR rate. Commitment fees paid were $100 and $84 in 2000 and 1999, respectively. At December 31, 2000 and 1999, the loan had a balance of $43,792.

  On July 30, 1996, Spokane Mall Development Company Limited Partnership, a consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The proceeds from this construction loan facility have been used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The
construction loan facility is collateralized by the Spokane Valley Mall and guaranteed by the Operating Partnership. On July 30, 1999, the Operating Partnership borrowed $5,905 from the Credit Facility to reduce the principal outstanding on the construction loan and exercised the option to extend the construction loan to August 2001. The fee to extend the loan was $154 in 1999 and an additional $50 in 2000. The loan bears interest at a variable interest rate indexed to the LIBOR rate. At December 31, 2000 and 1999, the loan had a balance of $41,600.

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. BORROWINGS (CONTINUED)

MORTGAGES PAYABLE

  On August 6, 1998, the Company, through a consolidated partnership, acquired NorthTown Mall. The partnership obtained a new first mortgage in the amount of $84,500. The loan has a ten year term, 6.68% fixed rate, and a thirty-year amortization payoff schedule with a balloon payment of approximately $73,000. At December 31, 2000 and 1999, the loan had a balance of $82,540 and $83,382, respectively.

  In June 1997, the Operating Partnership assumed a mortgage note of $24,755 as part of the acquisition of Silver Lake Mall and retired portions of the debt principally using borrowings under a credit facility. The assumed debt bore interest at a fixed 8.5% per annum. On August 1, 2000, the Operating Partnership paid-off the principal balance of $11,950 with borrowings from the 2000 Credit Facility.

  Schedule of Maturities of Borrowings

  The following summarizes the scheduled maturities of borrowings at December 31, 2000:

Year                                                               Total
----                                                            -----------
2001                                                            $   149,036
2002                                                                  1,078
2003                                                                131,926
2004                                                                  1,188
2005                                                                 26,271
Thereafter                                                          154,963
                                                                -----------
                                                                $   464,462
                                                                ===========

5. MINORITY INTEREST

                                                PREFERRED     COMMON     CONSOLIDATED
                                               UNITHOLDERS  UNITHOLDERS  PARTNERSHIPS     TOTAL
                                              ------------  -----------  ------------  ------------
Minority Interest at December 31, 1997        $         --  $    33,156  $      1,695  $     34,851
Minority Interest Common Units Converted                --           (3)           --            (3)
Minority Interest Income                                --        5,806           277         6,083
Dividends Paid                                          --       (6,692)         (229)       (6,921)
                                              ------------  -----------  ------------  ------------

Minority Interest at December 31, 1998                  --       32,267         1,743        34,010
Preferred Units Issued                             104,571           --            --       104,571
Minority Interest Common Units Converted                --         (437)           --          (437)
Minority Interest Income                             4,429        5,452           349        10,230
Minority Interest in Extraordinary Loss                 --         (184)           --          (184)
Dividends Paid                                      (4,429)      (6,898)          (86)      (11,413)
                                              ------------  -----------  ------------  ------------

Minority Interest at December 31, 1999             104,571       30,200         2,006       136,777
Preferred Units Issued                               7,756           --            --         7,756
Partner Contribution                                    --           --            48            48
Minority Interest Common Units Converted                --           (1)           --            (1)
Minority Interest Income (Loss)                     10,085        5,281          (572)       14,794
Minority Interest in Extraordinary Loss                 --          (18)           --           (18)
Dividends Paid                                     (10,085)      (7,036)          (99)      (17,220)
                                              ------------  -----------  ------------  ------------
Minority Interest at December 31, 2000        $    112,327  $    28,426  $      1,383  $    142,136
                                              ============  ===========  ============  ============

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.    MINORITY INTEREST (CONTINUED)

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

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $244, to pay down the borrowings under the Credit Facility. The Series C Preferred Units, which may be redeemed by the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one
Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances.

      The Operating Partnership makes quarterly dividends to the Series A, Series B and Series C Preferred unitholders on the last day of each March, June, September and December. For the year ending 2000, dividends for the Series A, Series B and Series C Preferred Units were $1,116, $8,502 and $467, respectively. For the year ending 1999, dividends for the Series A and Series B Preferred Units were $768 and $3,661, respectively.


6.    STOCK

      The authorized stock of the Company consists of 200,000,000 shares of stock, of which 7,690,000 shares are classified as Preferred Stock, 117,110,000 shares are classified as Common Stock, 200,000 shares are classified as Price Group Stock, and 75,000,000 shares are classified as Excess Stock. Each holder of Common and Price Group Stock shall be entitled to one vote for each share of stock held. Shares of Price Group Stock shall have the right, voting as a separate class, to elect two directors of the Company. Cash dividends for shares of Price Group Stock shall be equal to 80% of the amount payable on each share of Common Stock. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number of shares of Common Stock, if certain requirements are met.

      In October 1999, the Board of Directors authorized the Company to repurchase up to $25,000 of the Company's Common Stock through open market purchases and private transactions. The Company repurchased a total of 1,463,100 shares from October 25, 1999 to March 20, 2000. During 2000 and 1999, the Company repurchased 606,500 and 856,600 shares at a cost of $10,632 and $14,366, respectively. All shares which have been repurchased have been retired.

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.    STOCKHOLDERS' RIGHTS PLAN

      In August 1999, the Company adopted a stockholders' rights plan declaring a dividend of one right for each share of the Company's Common Stock outstanding on or after August 18, 1999. Pursuant to the plan, each right will entitle holders of the Company's Common Stock to buy one unit (a "Unit") of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") at an exercise price of seventy dollars. Each Unit will have substantially the same economic and voting rights as one share of Common Stock. The rights will be exercisable, and will detach from the Common Stock, only (A) if a person or group (i) acquires 15% or more of the outstanding shares of the Company's Common Stock; (ii) announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of the outstanding shares of the Company's Common Stock; (iii) is declared by the Board of Directors to be an Adverse Person (as defined in the plan) if such person or group beneficially owns 10% or more of the outstanding shares of the Company's Common Stock or (iv) acquires beneficial ownership of 40% or more of the outstanding shares of the Company's Common Stock; or (B) upon the occurrence of certain events involving a consolidation, merger or sale of transfer of assets or earning power of the Company. Upon the occurrence of certain triggering events, each right will entitle the holder (other than the acquiring person or group) with a value of twice the exercisable price of the rights upon payment of the exercise price. In connection with the rights plan, 3,060,000 shares of Junior Preferred Stock were reserved for issuance. The new rights are redeemable by the Company under certain circumstances at $.0001 per right and will expire, unless earlier redeemed, on August 11, 2009.


8.    RENTAL INCOME

      Substantially all real estate held for investment is leased to retail and commercial tenants. These operating leases generally range from one to 25 years and provide for minimum monthly rents, and in certain instances percentage rents based on the tenants' sales, and generally require the tenants to pay property taxes, insurance and maintenance charges.

      All non-cancelable leases, assuming no new or renegotiated leases or option extensions, in effect at December 31, 2000 provide for the following minimum future rental income:

Year                                                                Total
----                                                            ------------
2001                                                            $     88,682
2002                                                                  81,506
2003                                                                  74,173
2004                                                                  66,070
2005                                                                  58,278
Thereafter                                                           299,403
                                                                ------------
                                                                $    668,112
                                                                ============


9.    COMMITMENTS AND CONTINGENCIES

      Future  minimum  rental  payments  under  the terms of all non-cancelable
operating  leases  under  which  the  Operating  Partnership   is  the  lessee,
principally for ground leases, are as follows:

Year                                                                Total
----                                                            ------------
2001                                                            $        998
2002                                                                   1,012
2003                                                                     968
2004                                                                     938
2005                                                                     914
Thereafter                                                            24,538
                                                                ------------
                                                                $     29,368
                                                                ============

9.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The Company recorded rental expense of $1,003, $983 and $971 for 2000, 1999 and 1998, respectively.

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

      During 2000, 1999 and 1998, non-cash investing and financing transactions included an increase in accounts payable of $0, $4,645, and $1,693, respectively, related to building and development activities, the write-off of capitalized tenant allowances of $6,351, $2,313 and $657, respectively, and in 2000 the transfer from Real Estate assets to other assets of $24 net of accumulated depreciation of $31. In addition, the holders of Operating Partnership units elected to convert 125, 41,718 and 285 Operating Partnership Common Units, having a recorded value of $1, $437 and $3, into Common Stock in 2000, 1999 and 1998, respectively.

      Interest paid (net of capitalized amounts of $1,289, $2,404 and $3,754 in 2000, 1999 and 1998) aggregated $30,712, $28,553 and $17,763 in 2000, 1999 and
1998, respectively.


11.   RELATED PARTY TRANSACTIONS

      The Operating Partnership contracts for computer services from Alta Computer Services, Inc. ("Alta"). Alta is majority owned by three directors of the Company. The Operating Partnership paid $154, $192 and $175 in 2000, 1999 and 1998, respectively, for such services.

      The Operating Partnership has entered into a management agreement under which the Operating Partnership performs certain accounting and management functions on behalf of a company, whose majority owner is the Chairman of the Board of Directors of the Company. Management fees collected by the Operating Partnership under this agreement totaled $72 for each of the three years ended December 31, 2000.

      The Company provided third-party management services for certain properties owned directly or indirectly by the Chairman of the Board of Directors of the Company as follows: (i) an office building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $118, $113 and $115 in 2000, 1999 and 1998, respectively (Fairfax, a company which is wholly-owned by the Chairman of the Board, is a general partner of the owner of this building), and (ii) five commercial buildings located in Albuquerque, New Mexico, Creve Coeur, Missouri, Dallas, Texas, Escondido, California, and Houston, Texas, the owner of which paid the Company a management fee of $20, $6 and $5 in 2000, 1999 and 1998, respectively (the Chairman of the Board is the general partner owner of the buildings), and (iii) an office building in Park City, Utah, the owner of which paid the Company $2 in 2000 (owned by the Chairman of the Board and his family).


12.   STOCK INCENTIVE PLAN

      On October 26, 1993, the Company adopted the 1993 Stock Option Plan which authorizes the discretionary grant by the Executive Compensation Committee of options intended to qualify as incentive stock options within the meaning of
Section 422 of the Internal Revenue Code to key employees of the Company and the discretionary grant of nonqualified stock options

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.   STOCK INCENTIVE PLAN (CONTINUED)
to key employees, directors and consultants of the Company. The maximum number of shares of Common Stock subject to option under the Company's Plan is 1,100,000. The proceeds received by the Company upon exercise of options are contributed to the Operating Partnership in exchange for the issuance of an equivalent number of Operating Partnership Units. No stock options may be granted after ten years from the date of adoption and options must be granted at a price generally not less than the fair market value of the Company's Common Stock at the date of grant. These options vest over a period of not more than five years.

A summary of the Company's 1993 Stock Option Plan activity is set forth below:

                                                2000                         1999                      1998
                                      --------------------------  -------------------------   --------------------------
                                                      WEIGHTED                    WEIGHTED                    WEIGHTED
                                                       AVERAGE                    AVERAGE                     AVERAGE
                                       SHARES OF      EXERCISE     SHARES OF      EXERCISE     SHARES OF      EXERCISE
                                         STOCK          PRICE        STOCK         PRICE         STOCK         PRICE
                                      ----------     -----------  -----------   -----------   -----------   ------------
Outstanding at beginning of year         687,000     $     19.55      631,000   $     21.37       553,000   $      18.07
Granted                                    7,000           18.50       60,000         18.31       165,000          25.21
Exercised                                     --              --           --            --       (51,000)         17.92
Forfeited                                     --              --       (4,000)        22.43       (36,000)         22.49
                                      ----------     -----------  -----------   -----------   -----------   ------------
Outstanding at end of year               694,000*    $     19.53      687,000   $     19.55       631,000   $      21.37
                                      ==========     ===========  ===========   ===========   ===========   ============
Exercisable at end of year               561,000     $     18.77      494,000   $     18.41       360,000   $      18.06
                                      ==========     ===========  ===========   ===========   ===========   ============

---------------------
* The weighted average remaining contractual life of options outstanding as of
  December 31, 2000  was  3  years.   The range of option prices was $17.50 to
  $25.38 per share.

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

                                         FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                        2000         1999          1998
                                   ------------  ------------  ------------
Net income
 As reported                       $     23,697  $     25,347  $     27,950
 Proforma                          $     23,609  $     25,276  $     27,838

Basic net income per share
 As reported                       $       1.45  $       1.44  $       1.59
 Proforma                          $       1.45  $       1.44  $       1.58

Diluted net income per share
 As reported                       $       1.44  $       1.44  $       1.58
 Proforma                          $       1.45  $       1.44  $       1.57


      The fair value of each option grant was estimated on the date of grant
using  the  Black-Scholes  options  pricing   model   using   the  following
assumptions:

                                         FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                        2000         1999          1998
                                   ------------  ------------  ------------
Risk free interest rate                 6.71%        4.79%         5.51%
Dividend yield                         12.29%       11.09%         7.14%
Expected life                        3 years      4 years       5 years
Expected volatility                    16.28%       16.40%        17.00%
Weighted average per share fair
 value of options granted during
 the year                          $    0.67     $   0.55      $   2.08


                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) profit sharing plan which permits participating employees to defer up to a maximum of 15% of their compensation up to the maximum allowed by the Internal Revenue Code. The Company matches 50% of the qualified employees' contributions up to a maximum of $1 per employee each year. Employees working a minimum of 1,000 hours per year who have completed at least one year of service and attained the age of 21 are qualified to participate in the plan. The employees' contributions are immediately vested. Additionally, the Company annually contributes 3% of base salary to the plan for each qualified employee. Contributions from the Company vest based upon employees' years of service beginning at 20% per year after one year of service. The Company's contributions to the plan in 2000, 1999 and 1998 were $375, $333 and $279, respectively.


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

      The carrying value of cash, accounts receivable and accounts payable at December 31, 2000 and 1999 are reasonable estimates of their fair values because of the short maturity of these financial instruments.

      Borrowings with an aggregate carrying value of $464,462 and $438,241 have an estimated aggregate fair value of $458,762 and $422,295 at December 31, 2000 and 1999, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of borrowings with similar terms and remaining maturities.


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

                                         FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                        2000         1999          1998
                                   ------------  ------------  ------------
Income (Numerator)
  Before Extraordinary Item        $     23,777  $     26,148  $     27,950
                                   ============  ============  ============
Shares of Stock (Denominator)
  Basic-average common shares of
   stock outstanding                 16,298,000    17,561,000    17,620,000
  Add: Dilutive effect of stock
        options                           1,000        29,000       103,000
                                   ------------  ------------  ------------
Diluted shares of stock              16,299,000    17,590,000    17,723,000
                                   ============  ============  ============
Per-Share Amounts - Income Before
 Extraordinary Item
  Basic                            $       1.46  $       1.49  $       1.59
                                   ============  ============  ============
  Diluted                          $       1.46  $       1.49  $       1.58
                                   ============  ============  ============

      The Operating Partnership Units not held by the Company have not been included in the dilutive earnings per share calculation since there would be no effect on the per share amount as amounts allocated to an Operating Partnership Common Unit are the same as the amounts allocated to a share of Common Stock. Options to purchase 694,000, 687,000 and 631,000 shares of Common Stock were outstanding at December 31, 2000, 1999 and 1998, respectively (Note 12), a portion of which has been reflected above using the treasury stock method.

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

         The regional mall segment consists of 18 regional malls in eight states containing approximately 10,430,000 square feet of Total GLA and which range in size from approximately 301,000 to 1,172,000 square feet of Total GLA.

         The community center segment consists of 25 Properties in seven states containing approximately 3,390,000 square feet of Total GLA and one freestanding retail Properties containing approximately 2,000 square feet of GLA.

         The commercial Properties include six mixed-use commercial/business Properties with 38 commercial buildings containing approximately 1,354,000 square feet of GLA which are located primarily in the Salt Lake City, Utah area where the Company's headquarters is located.

         The table below presents information about the Company's reportable segments for the years ending December 31:

                                           REGIONAL    COMMUNITY     COMMERCIAL
                                            MALLS       CENTERS      PROPERTIES    OTHER       TOTAL
                                       -------------  -----------    ----------  ----------  ----------
2000
----
Total Revenues                         $     113,920  $    19,562    $    7,741  $      978  $  142,201
Property Operating Expenses (1)              (32,451)      (4,867)       (1,732)        (65)    (39,115)
                                       -------------  -----------    ----------  ----------  ----------
Property NOI (2)                              81,469       14,695         6,009         913     103,086
Unallocated Expenses (3)                          --           --            --     (66,517)    (66,517)
Unallocated Minority Interest (4)                 --           --            --     (14,794)    (14,794)
Unallocated Other (5)                             --           --            --       1,922       1,922
Consolidated Net Income                           --           --            --          --      23,697
Additions to Real Estate Assets               34,130        1,801           764           9      36,704
Total Assets (6)                             656,553       85,425        29,782      14,071     785,831

1999
----
Total Revenues                         $     104,205  $    20,297    $    7,555  $    1,508  $  133,565
Property Operating Expenses (1)              (30,620)      (4,568)       (1,814)         --     (37,002)
                                       -------------  -----------    ----------  ----------  ----------
Property NOI (2)                              73,585       15,729         5,741       1,508      96,563
Unallocated Expenses (3)                          --           --            --     (60,185)    (60,185)
Unallocated Minority Interest (4)                 --           --            --     (10,230)    (10,230)
Unallocated Other (5)                             --           --            --        (801)       (801)
Consolidated Net Income                           --           --            --          --      25,347
Additions to Real Estate Assets               55,593        6,094         1,133         125      62,945
Total Assets (6)                             641,871       84,329        30,837      19,189     776,226

1998
----
Total Revenues                         $      82,622  $    17,849    $    8,299  $      299  $  109,069
Property Operating Expenses (1)              (23,895)      (4,144)       (1,643)         --     (29,682)
                                       -------------  -----------    ----------  ----------  ----------
Property NOI (2)                              58,727       13,705         6,656         299      79,387
Unallocated Expenses (3)                          --           --            --     (46,450)    (46,450)
Unallocated Minority Interest (4)                 --           --            --      (6,083)     (6,083)
Unallocated Other (5)                             --           --            --       1,096       1,096
Consolidated Net Income                           --           --            --          --      27,950
Additions to Real Estate Assets              190,942          845           597       5,470     197,854
Total Assets (6)                             604,937       80,307        30,899      17,012     733,155

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.    SEGMENT INFORMATION (GLA AMOUNTS UNAUDITED) (CONTINUED)
----------------------
(1) Property operating expenses consist of operating,  maintenance, real estate
    taxes,   insurance,  advertising  and promotion expenses as  listed in the consolidated statement of operations.
(2) Total revenues  minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships and minority interest of the Operating Partnership preferred and common unitholders as listed in the consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate and extraordinary loss on extinguishment of debt as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.


17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Financial information for each of the quarters in 2000 and 1999 are as follows:

                                                    FIRST       SECOND       THIRD       FOURTH         TOTAL
                                                -----------  -----------  -----------  -----------  ------------
YEAR ENDED 2000
---------------
Total Revenues                                  $    32,899  $    34,254  $    35,200  $    39,848  $    142,201
Income Before Extraordinary Item and
 Minority Interest                                    8,076        9,910        8,123       13,034        39,143
Net Income                                            4,655        6,040        4,454        8,548        23,697
Basic Earnings Per Share                               0.28         0.37         0.27         0.53          1.45(1)
Diluted Earnings Per Share                             0.28         0.37         0.27         0.53          1.45(1)
Dividend Declared Per Share                           0.480        0.480        0.480        0.495         1.935(2)
YEAR ENDED 1999
---------------
Total Revenues                                  $    32,411  $    30,908  $    31,528  $    38,718  $    133,565(3)
Income Before Extraordinary Item and
 Minority Interest                                    7,678        6,314        8,422       13,615        36,029
Net Income                                            6,359        5,055        4,672        9,261        25,347
Basic Earnings Per Share                               0.36         0.29         0.26         0.53          1.44(1)
Diluted Earnings Per Share                             0.36         0.29         0.26         0.53          1.44(1)
Dividend Declared Per Share                           0.465        0.465        0.465        0.480         1.875(2)

--------------------
(1) The sum of quarterly earnings per share may differ from yearly totals due to rounding and the fluctuation of weighted average shares of stock on a quarterly basis.
(2) Of which $.553 and $.433 represents a non-taxable return of capital for 2000 and 1999, respectively.
(3) 1999 percentage and overage rents have been presented on a pro forma basis to reflect the Company's change in accounting for these rents as a result of Staff Accounting Bulletin No. 101 "Revenue Recognition" . Percentage and overage rents were adjusted for the first, second, third and fourth quarters of 1999 by $(578), $(830) and $(870) and $2,278, respectively.


18.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      The following unaudited pro forma summary financial information for 2000 and 1999, is presented as if the 2000 issuance of Series C and the 1999 issuances of Series A and Series B Preferred Units had been consummated as of January 1, 1999.

                                                 2000            1999
                                             ------------    ------------
Revenues                                     $    142,201    $    133,565
Income Before Extraordinary Item             $     23,732    $     24,361
Net Income                                   $     23,652    $     23,561
Basic Earnings Per Share
  Income Before Extraordinary Item           $       1.46    $       1.39
  Net Income                                 $       1.45    $       1.34
Diluted Earnings Per Share
   Income Before Extraordinary Item          $       1.46    $       1.38
   Net Income                                $       1.45    $       1.34

                                     JP REALTY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


18.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

      The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the 2000 issuance of Series C and the 1999 issuances of Series A and Series B Preferred Units been completed as of January 1, 1999, nor does it purport to represent the results of operations for future periods.


19.   SUBSEQUENT EVENTS

      On January 22, 2001, the Operating Partnership through a consolidated partnership, Boise Mall, LLC, a indirectly wholly-owned subsidiary obtained a first mortgage on Boise Towne Square from The Chase Manhattan Bank in the amount of $79,000 with a ten-year term. The mortgage payment is based on a thirty-year amortization schedule with a balloon payment on February 10, 2011, bearing interest at a fixed 6.64% per annum.

      The Operating Partnership used the proceeds to pay off the $61,223 notes, secured by real estate; with an interest rate of 6.37% which matured on January 22, 2001 and reduced the 2000 Credit Facility. The Properties unencumbered by the above transaction include: Cottonwood Mall in Holladay, Utah, North Plains Mall in Clovis, New Mexico and Three Rivers Mall in Kelso, Washington.

                                                                     SCHEDULE II
                                        JP REALTY, INC.
                               VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                    (DOLLARS IN THOUSANDS)


                                       BALANCE AT
                                       BEGINNING     CHARGED TO                BALANCE AT
                                        OF YEAR       EXPENSE     DEDUCTIONS   END OF YEAR
                                       ----------   -----------  -----------   -----------
Year ended December 31, 2000
Allowance for uncollectible accounts   $    1,217   $     1,396   $    1,245   $     1,368

Year ended December 31, 1999
Allowance for uncollectible accounts   $      741   $     1,479   $    1,003   $     1,217

Year ended December 31, 1998
Allowance for uncollectible accounts   $      570   $       537   $      366   $       741

       F20
                                                                  SCHEDULE III
                                JP REALTY, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (DOLLARS IN THOUSANDS)


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

Animas
Valley
Mall,
Farmington,
NM                    -- $  3,902 $     24,059 $       2,198 $  3,902 $     26,257 $ 30,159 $      3,778           --     1995    40

Boise
Towne
Square,
Boise, ID         29,248    9,218           --        51,751    7,768       53,201   60,969       14,005      1987-88  1985-86  5-40

Cache
Valley
Mall,
Logan, UT             --      909           --        10,658    1,298       10,269   11,567        5,126      1975-76  1973-75 10-40

Cottonwood
Mall,
Holladay,
UT                17,884    7,514       20,776        31,956    7,514       52,732   60,246       22,898      1981-87     1980  4-40

Eastridge
Mall,
Casper, WY            --    4,300       19,896         9,827    4,300       29,723   34,023        3,623           --     1995    40

Grand
Teton
Mall,
Idaho
Falls, ID             --    5,802       28,614         6,357    7,743       33,030   40,773        3,891           --     1996    40

Mall at
Sierra
Vista,
Sierra
Vista, AZ             --    1,660       16,068         3,080    1,623       19,185   20,808          724      1998-99     1998    40

North
Plains
Mall,
Clovis, MN         4,928    2,664           --        16,594    2,664       16,594   19,258        4,324      1984-85  1979-84 10-40

NorthTown
Mall,
Spokane, WA       82,540    6,902      120,458        23,659    6,902      144,117  151,019        7,494      1997-98     1997    40

Pine Ridge
Mall,
Pocatello,
ID                    --    1,883           --        22,248    1,883       22,248   24,131        9,634      1979-81     1979 10-40

Provo Towne
Centre,
Provo, UT         46,791   13,829       41,820        23,482   10,854       68,277   79,131        4,909      1997-98     1997    40

Red
Cliffs
Mall,
St. George,
UT                    --      903           --        13,634      903       13,634   14,537        3,282      1989-90     1989  3-40

Salem
Center,
Salem, OR             --    1,704       30,504         1,479    1,704       31,983   33,687        2,473           --     1997    40

Silver
Lake
Mall,
Coeur
d'Alene, ID           --    4,055       21,379           558    4,055       21,937   25,992        2,025           --     1997    40

Spokane
Valley
Mall,
Spokane, WA       41,600    6,645       34,341        26,509    7,497       59,998   67,495        6,606      1990-97     1990    40

Three
Rivers
Mall,
Kelso, WA          9,163    1,977           --        20,906    1,977       20,906   22,883        6,798      1986-87     1984 10-40

Visalia
Mall,
Visalia, CA           --    6,146       31,812         1,363    6,146       33,175   39,321        3,153           --     1997    40

White
Mountain
Mall,
Rock
Springs, WY           --    1,120           --        15,580    1,120       15,580   16,700        7,105       1977-78    1977    40

COMMUNITY
CENTERS

Alameda
Plaza,
Pocatello,
ID                    --      500           --         3,368      500        3,368    3,868        2,092          1973    1973    40

Anaheim
Plaza,
Anaheim, CA           --       --           --         2,099       --        2,099    2,099          144       1980-81    1979    40

Austin
Bluffs
Plaza,
Colorado
Springs, CO           --    1,488           --         1,898    1,488        1,898    3,386          709          1985    1979  3-40

Bailey
Hills
Plaza,
Eugene, OR            --      157           --           297      157          297      454           68       1988-89    1988    40

Baskin
Robbins
17th Str.,
Idaho
Falls, ID             --        9           67             7        9           74       83           25            --    1988    40

Boise
Plaza,
Boise, ID             --      322           --         1,527      322        1,527    1,849        1,032       1970-71    1970    40

Boise
Towne
Plaza,
Boise, ID             --    3,316        4,243         2,716    3,316        6,959   10,275          961       1996-97    1994    40

Cottonwood
Square,
Salt Lake
City, UT              --    1,926        3,535            71    1,926        3,606    5,532          449            --    1995    40

Division
Crossing,
Portland,
OR                    --    2,429           --         4,479    2,429        4,479    6,908        1,149       1990-91    1990 20-40

Fort
Union
Plaza,
Salt Lake
City, UT              --       21           --         1,623       21        1,623    1,644          738       1979-84      --    40

Fremont
Plaza,
Las Vegas,
NV                    --       --           --         2,443       --        2,443    2,443        1,308       1976-80      --    40

Fry's
Shopping
Plaza,
Glendale,
AZ                    --      353           --         4,772    1,254        3,871    5,125        1,811       1980-81    1980    40

Gateway
Crossing,
Bountiful,
UT                    --    3,644           --         8,938    3,644        8,938   12,582        1,723       1990-92    1990    40


                                                                  SCHEDULE III
                                JP REALTY, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (DOLLARS IN THOUSANDS)


                                                                 GROSS AMOUNT AT WHICH
                             INITIAL COSTS     CAPITALIZED     CARRIED AT CLOSE OF PERIOD                                    DEPREC-
                         ---------------------  SUBSEQUENT   ------------------------------                                    IABLE
              RELATED              BUILDING &       TO                   BLDG. &            ACCUMULATED    DATE OF      DATE   LIVES
DESCRIPTION ENCUMBRANCES   LAND   IMPROVEMENTS ACQUISITION(1)  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTION ACQUIRED YEARS
----------- ------------ -------- ------------ ------------- -------- ------------ -------- ------------ ------------ -------- -----
COMMUNITY
CENTERS
(CONTINUED)
Halsey
Crossing,
Gresham, OR           -- $     -- $         -- $       3,350 $     -- $      3,350 $  3,350 $        644      1989-91       --  4-40

North
Temple
Shops,
Salt Lake
City, UT              --       60           --           177       60          177      237          103         1970     1970    40

Orem Plaza
Center
Street,
Orem, UT              --      371          330         1,111      344        1,468    1,812          784      1976-87     1973 10-40

Orem Plaza
State
Street,
Orem, UT              --      126           --           752      126          752      878          415         1975     1973 29-40

Plaza 800,
Sparks, NV            --       33        2,969            83       33        3,052    3,085        1,913         1974       --    40

Plaza 9400,
Sandy, UT             --       --           --         4,569       --        4,569    4,569        2,317      1976-84       -- 10-40

Red
Cliffs
Plaza,
St. George,
UT                    --       --        2,403           239       --        2,642    2,642          399      1994-95  1994-95    40

River
Pointe
Plaza,
West
Jordan, UT            --    1,130           --         2,546    1,005        2,671    3,676          941      1987-88  1986-87  5-40

Riverside
Plaza,
Provo, UT             --      427        1,886         4,395      427        6,281    6,708        1,942      1978-81     1977    40

Twin Falls
Crossing,
Twin Falls,
ID                    --      125           --           776      125          776      901          465         1976     1975    40

University
Crossing,
Orem, UT              --      230           --         4,956      230        4,956    5,186        2,073      1971-92     1971    40

Woodlands
Village,
Flagstaff,
AZ                    --    2,068        5,329           368    2,068        5,697    7,765          900           --     1994    40

Yellowstone
Square,
Idaho
Falls, ID             --      355           --         4,543      355        4,543    4,898          949      1972-77     1972    40

COMMERCIAL
PROPERTIES

First
Security
Place,
Boise, ID             --      300           --         2,898       --        3,198    3,198        1,677      1978-80     1978 10-40

Price
Business
Center -
Commerce
Park,
West Valley
City, UT              --      415        2,109         9,047    1,147       10,424   11,571        2,156         1980  1973-95    40

Price
Business
Center-
Pioneer
Square,
Salt Lake
City, UT              --      658           --        10,329      648       10,339   10,987        3,885      1974-92     1973  3-40

Price
Business
Center-
South
Main,
Salt Lake
City, UT              --      317           --         2,053      291        2,079    2,370        1,134      1967-82  1966-81  3-40

Price
Business
Center-
Timesquare,
Salt Lake
City, UT              --      581           --        10,148      545       10,184   10,729        4,587      1974-80  1972-80  5-40

Sears-
Eastbay,
Provo, UT          1,413      275           --         2,079      275        2,079    2,354          613      1989-90     1989    40

OTHER
REAL
ESTATE

Miscel-
laneous
Real
Estate                --    1,164           17         9,237    3,963        6,455   10,418        2,620           --  1980-98    40
            ------------ -------- ------------ ------------- -------- ------------ -------- ------------
TOTAL       $    233,567 $103,933 $    412,615 $     389,733 $106,561 $    799,720 $906,281 $    154,574
            ============ ======== ============ ============= ======== ============ ======== ============

------------------------
(1) Included are development costs subsequent to acquisition or opening of property.

                                      JP REALTY, INC.
                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (Dollars in thousands)

     A summary of activity for real estate investments and accumulated depreciation is as follows:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                            2000           1999           1998
                                        -----------    -----------    -----------
Real Estate Investments
 Balance at Beginning of Year           $   876,388    $   815,756    $   619,371
 Acquisitions                                    --             --        128,000
 Improvements                                36,704         62,945         69,854
 Disposition of Property                     (6,811)        (2,313)        (1,469)
                                        -----------    -----------    -----------
Balance at End of Year                  $   906,281    $   876,388    $   815,756
                                        ===========    ===========    ===========
Accumulated Depreciation
 Balance at Beginning of Year           $   135,027    $   114,136    $    98,404
 Depreciation                                26,099         23,204         17,072
 Depreciation of Disposed Property           (6,552)        (2,313)        (1,340)
                                        -----------    -----------    -----------
Balance at End of Year                  $   154,574    $   135,027    $   114,136
                                        ===========    ===========    ===========
