Form 10-Q
period 2001-03-31
JP REALTY INC
filed 2001-05-14
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2001

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                            Commission file number 1-12560



                                  JP REALTY, INC.
                (Exact name of registrant as specified in its charter)

                        MARYLAND                                                               87-0515088
                        --------                                                               ----------
                (State of incorporation)                                          (I.R.S. Employer Identification No.)
                   35 CENTURY PARK-WAY
               SALT LAKE CITY, UTAH  84115                                                   (801) 486-3911
               ---------------------------
 (Address of principal executive offices, including zip                   (Registrant's telephone number, including area code)
                          code)





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


16,219,790 shares of Common Stock were outstanding as of May 14, 2001

                             JP REALTY, INC.
                                FORM 10-Q




                                         INDEX
                                         -----


PART I:  FINANCIAL INFORMATION                                                                                        PAGE
------------------------------                                                                                        ----
Item 1.                   Financial Statements                                                                           3

                          Consolidated Balance Sheet as of March 31, 2001
                            and December 31, 2000                                                                        4

                          Consolidated Statement of Operations for the Three Months
                           Ended March 31, 2001 and 2000                                                                 5

                          Condensed Consolidated Statement of Cash Flows
                           for the Three Months Ended March 31, 2001 and 2000                                            6

                          Notes to Consolidated Financial Statements                                                     7

Item 2.                   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                          12

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk                                    15

PART II:  OTHER INFORMATION
---------------------------

Item 1.                   Legal Proceedings                                                                             16

Item 2.                   Changes in Securities and Use of Proceeds                                                     16

Item 3.                   Defaults Upon Senior Securities                                                               16

Item 4.                   Submission of Matters to a Vote of Security Holders                                           16

Item 5.                   Other Information                                                                             16

Item 6.                   Exhibits and Reports on Form 8-K                                                              16

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


                                        PART I
                                        ------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

    The information furnished in the accompanying financial statements listed in the index on page 2 of this Quarterly Report on Form 10-Q reflects only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the financial statements and notes thereto.

                                    JP REALTY, INC.
                               CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                              (UNAUDITED)
                                                                               ---------
                                                                               MARCH 31,                 DECEMBER 31,
                                                                                 2001                        2000
                                                                            ----------------           ----------------
ASSETS

Real Estate Assets
  Land                                                                      $        107,520           $        106,561
  Buildings                                                                          799,580                    797,793
                                                                            ----------------           ----------------
                                                                                     907,100                    904,354
  Less: Accumulated Depreciation                                                    (160,958)                  (154,574)
                                                                            ----------------           ----------------
  Operating Real Estate Assets                                                       746,142                    749,780
  Real Estate Under Development                                                        2,562                      1,927
                                                                            ----------------           ----------------
    Net Real Estate Assets                                                           748,704                    751,707
Cash                                                                                   3,481                      2,636
Restricted Cash                                                                        7,929                      3,820
Accounts Receivable, Net                                                              11,400                     12,299
Deferred Charges, Net                                                                  8,227                      8,275
Other Assets                                                                           7,670                      7,094
                                                                            ----------------           ----------------
                                                                            $        787,411           $        785,831
                                                                            ================           ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                                                  $        459,325           $        464,462
Accounts Payable and Accrued Expenses                                                 14,073                     13,013
Dividends Payable                                                                      9,810                         --
Other Liabilities                                                                        812                        816
                                                                            ----------------           ----------------
                                                                                     484,020                    478,291
                                                                            ----------------           ----------------
Minority Interest
  Preferred Unitholders                                                              112,327                    112,327
  Common Unitholders                                                                  27,693                     28,426
  Consolidated Partnerships                                                            1,200                      1,383
                                                                            ----------------           ----------------
                                                                                     141,220                    142,136
                                                                            ----------------           ----------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
8.75% Series A Cumulative Redeemable Preferred Stock, $.0001 par
 value, liquidation preference $25.00 per share, 510,000 shares
 authorized, none issued or outstanding                                                   --                         --
8.95% Series B Cumulative Redeemable Preferred Stock, $.0001
 par value, liquidation preference $25.00 per share, 3,800,000
 shares authorized, none issued or outstanding                                            --                         --
8.75% Series C Cumulative Redeemable Preferred Stock, $.0001
 par value, liquidation preference $25.00 per share, 320,000
 shares authorized, none issued or outstanding                                            --                         --
Series A Junior Participating Preferred Stock, $.0001 par
 value, 3,060,000 shares authorized, none issued or outstanding                           --                         --
Common Stock, $.0001 par value, 117,110,000 authorized,
 16,019,000 shares and 16,019,000 shares issued and outstanding
 at March 31, 2001 and December 31, 2000, respectively                                     2                          2
Price Group Stock, $.0001 par value, 200,000 shares authorized,
 issued and outstanding                                                                   --                         --
Excess Stock, 75,000,000 shares authorized, none issued or
 outstanding                                                                              --                         --
Additional Paid-in Capital                                                           208,501                    208,501
Accumulated Dividends in Excess of Net Income                                        (46,332)                   (43,099)
                                                                            ----------------           ----------------
                                                                                     162,171                    165,404
                                                                            ----------------           ----------------
                                                                            $        787,411           $        785,831
                                                                            ================           ================


          See accompanying notes to consolidated financial statements.

                                    JP REALTY, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            -------------------------------------------
                                                                                  2001                       2000
                                                                            ----------------           ----------------
REVENUES
Minimum Rents                                                               $         25,623           $         24,533
Percentage and Overage Rents                                                             713                        437
Recoveries from Tenants                                                                8,209                      7,449
Interest                                                                                 143                        152
Other                                                                                    332                        328
                                                                            ----------------           ----------------
                                                                                      35,020                     32,899
                                                                            ----------------           ----------------
EXPENSES
Operating and Maintenance                                                              6,066                      5,459
Real Estate Taxes and Insurance                                                        3,735                      3,676
Advertising and Promotions                                                               178                        168
General and Administrative                                                             1,833                      1,619
Depreciation                                                                           7,179                      6,358
Amortization of Deferred Financing Costs                                                 381                        408
Amortization of Deferred Leasing Costs                                                   171                        172
Interest                                                                               8,038                      7,449
                                                                            ----------------           ----------------
                                                                                      27,581                     25,309
                                                                            ----------------           ----------------
                                                                                       7,439                      7,590
Minority Interest in Loss of Consolidated Partnerships                                   112                        243
Gain on Sales of Real Estate                                                             872                        243
                                                                            ----------------           ----------------
Income Before Minority Interest of the Operating Partnership                           8,423                      8,076
Unitholders
Minority Interest of the Operating Partnership Preferred                              (2,579)                    (2,405)
Unitholders
Minority Interest of the Operating Partnership Common Unitholders                     (1,068)                    (1,016)
                                                                            ----------------           ----------------
Net Income                                                                  $          4,776           $          4,655
                                                                            ================           ================
Basic Earnings Per Share                                                    $           0.29           $           0.28
                                                                            ================           ================
Diluted Earnings Per Share                                                  $           0.29           $           0.28
                                                                            ================           ================

Basic Weighted Average Number of Shares of Common Stock                               16,219                     16,537
Add: Dilutive Effect of Stock Options                                                     13                          1
                                                                            ----------------          -----------------
Diluted Weighted Average Number of Shares of Common Stock                             16,232                     16,538
                                                                            ================          =================



          See accompanying notes to consolidated financial statements.

                                   JP REALTY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                               For the Three Months Ended March 31,
                                                                            --------------------------------------------
                                                                                 2001                          2000
                                                                            --------------                -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $       16,298                $      18,394
                                                                            --------------                -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
  Net of Accounts Payable                                                           (4,970)                     (13,456)
Proceeds from the Sale of Real Estate                                                1,790                          292
Increase in Restricted Cash                                                         (4,109)                      (1,141)
                                                                            --------------                -------------
  Net Cash Used in Investing Activities                                             (7,289)                     (14,305)
                                                                            --------------                -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                            81,580                        7,000
Repayment of Borrowings                                                            (86,717)                        (330)
Distributions to Preferred Unitholders                                              (2,579)                      (2,405)
Distributions to Minority Interests                                                    (71)                         (30)
Deferred Financing Costs                                                              (377)                        (127)
Repurchase of Common Stock                                                              --                      (10,632)
                                                                            --------------                -------------
  Net Cash Used in Financing Activities                                             (8,164)                      (6,524)
                                                                            --------------                -------------
Net Increase (Decrease) in Cash                                                        845                       (2,435)
Cash, Beginning of Period                                                            2,636                        7,767
                                                                            --------------                -------------
Cash, End of Period                                                         $        3,481                $       5,332
                                                                            ==============                =============

          See accompanying notes to consolidated financial statements.

                                        JP REALTY, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

    JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The tenant base includes primarily national, regional and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company is the sole general partner of Price Development Company, Limited Partnership (the "Operating Partnership"). The Company conducts all of its business operations through, and holds a controlling general partner interest in, the Operating Partnership.

    The interim financial data for the three-months ended March 31, 2001 and 2000, is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

    Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis and are recorded in the consolidated statement of operations in amortization of deferred financing costs and amortization of deferred leasing costs, which amounts, for deferred financing fees, approximate those amortized using the effective interest method, over the terms of the respective agreements.


2.  BORROWINGS

                                                                                               MARCH 31,
                                                                                                 2001
                                                                                            ---------------
Credit facility, unsecured; weighted average interest at 7.00% during 2001;
 due in 2003                                                                                $       108,000
Notes, unsecured; interest at 7.29%; maturing 2005 to 2008                                          100,000
Mortgage payable, secured by real estate; interest at 6.68%; due in 2008                             82,285
Mortgage payable, secured by real estate; interest at 6.64%; due in 2011                             78,901
Construction loan, secured by real estate; interest at 6.56% as of March 31, 2001;
 due in 2001                                                                                         43,792
Construction loan, secured by real estate; interest at 6.81% as of March 31, 2001;
 due in 2001                                                                                         41,600
Other notes payable, secured by real estate; interest ranging from 7.00% to 9.99%;
 maturing from 2001 to 2095                                                                          4,747
                                                                                            ---------------
                                                                                            $       459,325
                                                                                            ===============


      On January 22, 2001, the Operating Partnership through a consolidated partnership Boise Mall, LLC, an indirectly wholly-owned subsidiary, obtained a first mortgage on Boise Towne Square from The Chase Manhattan Bank in the amount of $79,000 with a ten-year term. The payment is based on a thirty-year amortization schedule with a balloon payment of $68,315 on February 10, 2011, bearing interest at a fixed 6.64% per annum. The Operating Partnership used the proceeds to pay-off the $61,223 notes, secured by real estate, with an interest rate of 6.37% which matured on January 22, 2001 and reduced amounts outstanding under the Operating Partnership's credit facility. The properties unencumbered by this transaction include Cottonwood Mall in Holladay, Utah, North Plains Mall in Clovis, New Mexico and Three Rivers Mall in Kelso, Washington.

                                        JP REALTY, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3.    SCHEDULE OF MATURITIES OF BORROWINGS

      The following summarizes the scheduled maturities of borrowings at March 31, 2001:

YEAR                                                                            TOTAL
----                                                                       -------------
2001                                                                       $      88,331
2002                                                                               1,910
2003                                                                             110,308
2004                                                                               2,124
2005                                                                              27,287
2006                                                                              27,446
Thereafter                                                                       201,919
                                                                           -------------
                                                                           $     459,325
                                                                           =============


4.    MINORITY INTEREST

                                                    PREFERRED         COMMON         CONSOLIDATED
                                                   UNITHOLDERS      UNITHOLDERS      PARTNERSHIPS         TOTAL
                                                  ------------      -----------      ------------     -------------
Minority Interest at December 31, 2000            $    112,327      $    28,426      $      1,383     $     142,136
Minority Interest Income                                 2,579            1,068              (112)            3,535
Distributions Paid                                      (2,579)              --               (71)           (2,650)
Distributions Accrued                                       --           (1,801)               --            (1,801)
                                                  ------------      -----------      ------------     -------------
Minority Interest at March 31, 2001               $    112,327      $    27,693      $      1,200     $     141,220
                                                  ============      ===========      ============     =============

      In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interests (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under its prior credit facility. The Series A Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances. In the event that shares of Series A preferred stock are issued in exchange for Series A Preferred Units, the Operating Partnership will issue an equivalent number of Series A Preferred Units to the Company. Any shares of Series A preferred stock issued in exchange for Series A Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series A Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to the Series A Preferred Units are based upon the rate of 8.75% on the $12,750 or $279 for the three months ended March 31, 2000 and 2001.

      On July 28, 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under its prior credit facility and increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain
circumstances.    In  the  event  that  shares  of  Series  B  preferred

                                        JP REALTY, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    MINORITY INTEREST (CONTINUED)
stock are issued in exchange for Series B Preferred Units, the Operating Partnership will issue an equivalent number of Series B Preferred Units to the Company. Any shares of Series B preferred stock issued in exchange for Series B Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series B Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distribution paid to the Series B Preferred Units are based upon the rate of 8.95% on the $95,000 or $2,125 for the three months ended March 31, 2000 and 2001.

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $244, for the repayment of borrowings outstanding under its prior credit facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances. In the event that shares of Series C preferred stock are issued in exchange for Series C Preferred Units, the Operating Partnership will issue an equivalent number of Series C Preferred Units to the Company. Any shares of Series C preferred stock issued in exchange for Series C Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series C Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distribution paid to the Series C Preferred Units are based upon the rate of 8.75% on the $8,000 or $175 for the three months ended March 31, 2001.

      Net income of the Operating Partnership is allocated first to its preferred unitholders as described above and then to its common unitholders based upon their pro-rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based upon the weighted average number of common units outstanding as follows:

                                                                              MARCH 31,
                                                --------------------------------------------------------------------
                                                                 2001                                  2000
                                                -------------------------------        -----------------------------
                                                    UNITS            PERCENTAGE          UNITS            PERCENTAGE
                                                -------------        ----------        ----------         ----------
Units held by General Partner                      16,219,000             81.68%       16,537,000              81.98%
Units held by Limited Partners                      3,637,000             18.32%        3,636,000              18.02%
                                                -------------        ----------        ----------         ----------
                                                   19,856,000            100.00%       20,173,000             100.00%
                                                =============        ==========        ==========         ==========

      The consolidated partnerships' minority interests in income or loss are calculated by multiplying the percentage of each such partnership owned by its respective minority partners by the total income or loss of such partnership.


 5. STOCKHOLDERS' EQUITY

    The following table summarizes changes in stockholders' equity since December 31, 2000:

                                                                                                 ACCUMULATED
                                                                               ADDITIONAL       DISTRIBUTIONS
                                                                                PAID-IN         IN EXCESS OF
                                              SHARES*           STOCK           CAPITAL          NET INCOME          TOTAL
                                             ----------        --------        ----------       -------------      ----------
Stockholders' Equity at December 31, 2000    16,219,000        $      2        $  208,501       $     (43,099)     $  165,404
Net Income for the Period                            --              --                --               4,776           4,776
Distributions Accrued                                --              --                --              (8,009)         (8,009)
                                             ----------        --------         ---------       -------------      ----------
Stockholders' Equity at March 31, 2001       16,219,000        $      2         $ 208,501       $     (46,332)     $  162,171
                                             ==========        ========         =========       =============      ==========

------------------------
    * Includes 16,019,000 outstanding shares of Common Stock and 200,000 outstanding shares of Price Group Stock

                                        JP REALTY, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following information presents the Company's three reportable segments: (1) regional malls, (2) community centers and (3) commercial properties in conformity with SFAS No. 131.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Segment data includes total revenues and property net operating income (revenues less operating and maintenance expense and real estate taxes and insurance expense and advertising and promotion expense ("Property NOI")). The Company evaluates the performance of its segments and allocates resources to them based on Property NOI.

    The regional mall segment consists of 18 regional malls in seven states containing approximately 10,430,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 301,000 to 1,172,000 square feet of total GLA.

    The community center segment consists of 25 properties in seven states containing approximately 3,390,000 square feet of total GLA and one freestanding retail property containing approximately 2,000 square feet of GLA.

    The commercial properties include six mixed-use commercial/business properties with 38 commercial buildings containing approximately 1,354,000 square feet of GLA which are located primarily in the Salt Lake City, Utah area.

    The table below presents information about the Company's reportable segments for the quarters ending March 31:

                                            REGIONAL       COMMUNITY       COMMERCIAL
                                             MALLS          CENTERS        PROPERTIES         OTHER           TOTAL
                                           ---------      -----------      ----------       ----------     ----------
2001
----
Total Revenues                             $  28,017      $      5,015     $    1,899      $        89     $   35,020
Property Operating Expenses (1)               (8,505)           (1,101)          (373)              --         (9,979)
                                           ---------      -----------      ----------       ----------     ----------
Property NOI (2)                              19,512             3,914          1,526               89         25,041
Unallocated Expenses (3)                          --                --             --          (17,602)       (17,602)
Unallocated Minority Interest (4)                 --                --             --           (3,535)        (3,535)
Unallocated Other (5)                             --                --             --              872            872
Consolidated Net Income                           --                --             --               --          4,776
Additions to Real Estate Assets                1,744             3,015            211               --          4,970
Total Assets (6)                             662,823            81,724         29,565           13,299        787,411


                                            JP REALTY, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.    SEGMENT INFORMATION (CONTINUED)

                                            REGIONAL       COMMUNITY       COMMERCIAL
                                             MALLS          CENTERS        PROPERTIES         OTHER           TOTAL
                                           ---------      -----------      ----------       ----------     ----------
2000
----
Total Revenues                             $  26,258      $     4,554      $    1,898       $      189     $   32,899
Property Operating Expenses (1)               (7,749)          (1,125)           (425)              (4)        (9,303)
                                           ---------      -----------      ----------       ----------     ----------
Property NOI (2)                              18,509            3,429           1,473              185         23,596
Unallocated Expenses (3)                          --               --              --          (16,006)       (16,006)
Unallocated Minority Interest (4)                 --               --              --           (3,178)        (3,178)
Unallocated Other (5)                             --               --              --              243            243
Consolidated Net Income                           --               --              --               --          4,655
Additions to Real Estate Assets                8,277              389             145               --          8,811
Total Assets (6)                             644,478           83,808          30,636           16,443        775,365

---------------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance, advertising and promotion expenses as listed in the consolidated statement of operations.
(2)  Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the consolidated statement of operations.
(4)  Unallocated  minority  interest  includes  minority  interest  in loss  of
     consolidated   partnerships   and   minority  interest  of  the  Operating
     Partnership preferred and common unitholders as listed in the consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate as listed in the consolidated statement of operations.
(6)  Unallocated   other   total   assets  include  cash,  corporate   offices,
     miscellaneous real estate and deferred financing costs.


7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Unitholders of Operating Partnership elected to convert zero and 125 Operating Partnership units having a recorded value of zero and $1 into an equal number of shares of Common Stock during the three months ended March 31, 2001 and 2000, respectively.

                                                          MARCH 31,         MARCH 31,
                                                            2001              2000
                                                         ----------        -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions Accrued For Stockholders not Paid          $    8,009        $     7,766
Distributions Accrued For Unitholders not Paid           $    1,801        $     1,745

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The   following  discussion  should  be  read  in  conjunction  with  the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

      The Company is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held a controlling general interest in, the Operating Partnership as of March 31, 2001. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with one free-standing retail property and six mixed-use commercial properties.

      Since January 1, 2000, development activities added a combined 120,900 square feet of total GLA to the retail portfolio (5,000 square feet in February 2000, 12,900 square feet in June 2000, and 103,000 square feet in September
2000).

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

      Total revenues increased 6.4%, or $2,121,000, for the quarter ended March 31, 2001. Of the $2,121,000 increase, $1,759,000 was the result of increased revenues at the regional malls, $461,000 was the result of increased revenues at the community centers and $1 was the result of increased revenues at the commercial properties. A decrease of $100,000 was not allocated to a particular property segment.

MINIMUM RENTS

      Minimum rents increased 4.4%, or $1,090,000, for the quarter ended March 31, 2001. Minimum rents increased by $731,000 at the regional malls primarily due to the September 2000 completion of the expansion at the NorthTown Mall, the August 2000 addition of Dillard's as an anchor tenant to the North Plains Mall, the stabilization of the Mall at Sierra Vista and overall growth throughout the regional mall portfolio. Minimum rents increased by $385,000 at the community centers due primarily to $237,000 from lease termination settlements together with overall growth throughout the community center portfolio. Minimum rents at the commercial properties increased by $2,000. Amounts not allocated to a particular segment decreased by $28,000.

PERCENTAGE AND OVERAGE RENTS

      Percentage and overage  rents  increased  63.2%,  or  $276,000,  for  the
quarter  ended  March  31,  2001.   Percentage  and  overage rents increased by
$240,000 at the regional malls and $36,000 at the community centers.

RECOVERIES FROM TENANTS

      Recoveries from tenants increased 10.2%, or $760,000, for the quarter ended March 31, 2001. Recoveries from tenants increased by $722,000 at the regional malls and $40,000 at the community centers and decreased by $2,000 at the commercial properties.

INTEREST AND OTHER REVENUES

      Interest and other revenues decreased by 1.0%, or $5,000, for the quarter ended March 31, 2001.

EXPENSES

      Total expenses increased 8.7%, or $2,272,000, for the quarter ended March 31, 2001. Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $676,000 general and administrative expenses increased by $214,000 depreciation and amortization increased by $793,000 and interest increased by $589,000.

PROPERTY OPERATING EXPENSES

      Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $756,000 at the regional malls, decreased by $24,000 at the community centers, decreased by $52,000 at the commercial properties. A decrease of $4,000 was not allocated to a particular property segment.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased by $214,000 for the quarter ended March 31, 2001. The increase is primarily related to increased insurance expense related to the Company's health insurance plan which, in 2000, was lower due to the receipt of certain reinsurance proceeds. Higher legal and professional costs also contributed to this increase.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased by $793,000 for the quarter ended March 31, 2001. This increase is attributable to higher depreciation expense from newly developed GLA and the reduction in asset lives on certain tenant improvements. In 2001, the reduction in asset lives on tenant improvements was $400,000 compared to $196,000 in 2000.

INTEREST EXPENSE/CAPITALIZED INTEREST

      Interest expense increased by $589,000 for the quarter ended March 31, 2001. Interest capitalized on projects under development was $88,000 in 2001 compared to $380,000 in 2000.

GAIN ON SALES OF REAL ESTATE

      Gain on sales of real estate increased by $629,000 due to a sale of an out parcel with a gain of $872,000 during the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 90% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. For the quarter ended March 31, 2001, the Company declared a dividend of $.495 per share payable April 17, 2001 to the stockholders of record as of April 5, 2001.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of March 31, 2001, the Company's cash and restricted cash amounted to approximately $11.4 million. In addition to its cash and restricted cash, unused capacity under the Operating Partnership's credit facility at March 31, 2001 totaled $92.0 million.

      The Company expects to meet its short-term liquidity requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Operating Partnership's credit facility.

      The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At March 31, 2001, the Company's total outstanding indebtedness was approximately $459.3 million. Such indebtedness included: (i) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001; (ii) the Spokane Valley Mall construction loan of $41.6 million which is due in August 2001;
(iii) the Operating Partnership's credit facility with a balance of $108.0 million maturing July 2003; (iv) the $100 million senior notes with a principal payable of $25 million per year beginning March 2005; (vi) the $82.3 million, 6.68% first mortgage on NorthTown Mall which requires a balloon payment of approximately $73.0 million in September 2008; and (v) the $78.9 million, 6.64% first mortgage on Boise Towne Square which requires a balloon payment of approximately $68.4 million in February 2011. The Company intends to obtain replacement loans for Provo Towne Centre and Spokane Valley Mall construction loans which mature during 2001.

      Quarterly distributions to the preferred unitholders of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December of each year.

      The Company is currently involved in expansion and renovation projects at several of its properties, which are expected to be financed with the Operating Partnership's credit facility. The Company is also contemplating additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the Operating Partnership's credit facility together with equity and debt offerings, individual property financing and selective asset sales. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

    On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.26%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Operating Partnership's prior credit facility. At March 31, 2001, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

    The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from the Operating Partnership's credit facility, from other debt and equity financings, including public financing and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 48% at March 31, 2001.

    Net cash provided by operating activities for the quarter ended March 31, 2001 was $16,298,000 versus $18,394,000 for the corresponding period of 2000. Net income adjusted for non-cash items accounted for a $644,000 increase, while changes in operating assets and liabilities accounted for a $2,740,000 decrease.

    Net cash used in investing activities for the quarter ended March 31, 2001 was $7,289,000. It primarily reflects real estate asset investments of $4,970,000 an increase in restricted cash of $4,109,000, and proceeds from the sale of real estate of $1,790,000.

    Net cash used in financing activities for the quarter ended March 31, 2001 was $8,164,000. Cash was received from borrowings of $81,580,000, used to repay borrowings in the amount of $86,717,000, used for distributions to preferred unitholders in the amount of $2,579,000 and to minority interests in the amount of $71,000, along with the payment of $377,000 of deferred financing costs.

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

    The Company uses long-term and medium-term debt as a source of capital. At March 31, 2001, the Company had approximately $265,933,000 of outstanding fixed rate debt, consisting of $100,387,000 in unsecured senior notes and $165,546,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2001 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 6.87% for the period ended March 31, 2001. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. Changes in general market interest rates will effect the fair value of the Company's fixed rate debt (i.e. as the interest rates increase the fair value of the debt decreases and as interest rates decrease the fair value of the debt increases) but will not have an effect on the interest rate, interest expense or cash flow of such debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Company has approximately $1,221,000 in fixed rate debt maturing in 2001. Additionally, $1,718,000 of scheduled principal amortization payments are due in 2001.

    The Operating Partnership's credit facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. The Operating Partnership's credit facility borrowings are primarily transacted utilizing a variable interest rate tied to LIBOR, which as of March 31, 2001 was equal to LIBOR plus 90 basis points. The interest rate on the construction loans as of March 31, 2001 was equal to LIBOR plus 150 basis points. The LIBOR rate used is at the Company's option and is based upon the 30, 60 or 90 day LIBOR rate. A change in the LIBOR rate will effect the Company's interest expense and cash flow. At March 31, 2001, the Company had approximately $193,392,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 7.12% for the period ended March 31, 2001. If the interest rate for the Company's variable rate debt increased or decreased by 1%, the Company's subsequent annual interest rate expense on its then outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,934,000.

    Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by the Company to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company's financial and credit structure.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  EXHIBITS

                                                                              EXHIBIT INDEX
Exhibit
Number                                                                         DESCRIPTION
------                                                                         -----------
3.1                   Amended and Restated Articles of Incorporation the Company (3(a))*
3.3                   Articles Supplementary of the Company relating to the 8.75 Series A Cumulative Redeemable
                      Preferred Stock***
3.4                   Articles Supplementary of the Company relating to the 8.95% Series B Cumulative Redeemable
                      Preferred Stock***
3.5                   Articles Supplementary of the Company relating to the election to be subject to Title 3,
                      Subtitle 8 of the Maryland General Corporation Law**
3.6                   Articles Supplementary of the Company relating to the Series A Junior Preferred Stock****
3.7                   Amendment to the Bylaws of the Company**
3.8                   Amended and Restated By-Laws of the Company**
3.9                   Articles Supplementary of the Company relating to the 8.75 Series C Cumulative Redeemable
                      Preferred Stock**
4.1                   Specimen of Common Stock Certificate (4)*
10.1                  Second Amended and Restated Agreement of Limited Partnership of Price Development Company,
                      Limited Partnership***
10.2                  Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3                  Employment and Non-Competition Agreement between the Company and John Price (10(d))*
10.4                  Indemnification Agreement for Directors and Officers (10(f))*
10.5                  Registration Rights Agreement among the Company and the Limited Partners of Price Development
                      Company, Limited Partnership (10(g))*
10.6                  Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership*****
10.7                  Exchange Agreement among the Company and the Limited Partners of Price Development Company,
                      Limited Partnership (10(h))*
10.8                  1993 Stock Option Plan (10(i))*
10.9                  Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and
                      C.F. Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400) (10(j))*
10.10                 Lease Agreement between The Corporation of the President of the Church of Jesus Christ of
                      Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.  (Ground lease for Anaheim Plaza) (10(k))*
10.11                 Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto. (Ground lease for Fort Union Plaza) (10(l))*
10.12                 Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated
                      August 1, 1975 and Amendments thereto. (Ground lease for Price Fremont) (10(m))*
10.13                 Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))*
10.14                 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                      Development Company, Limited Partnership***
10.15                 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                      Development Company, Limited Partnership***
10.16                 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                      Development Company, Limited Partnership******
10.17                 Amended and Restated Rights Agreement between the Company and Investor Services, LLC, as
                      Rights Agent********
10.18                 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                      Development Company, Limited Partnership*******
10.19                 Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                      Development Company, Limited Partnership*********
10.20                 Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                      Development Company, Limited Partnership**********
-------------------------
                    * Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
                      under the exhibit numbered in parenthetical, and are incorporated herein by reference.
                   ** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                      2000 and is incorporated herein by reference.
                  *** Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
                      30, 1999 and are incorporated herein by reference.
                 **** Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
                ***** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
                      1995 and are incorporated herein by reference.
               ****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1999 and are incorporated herein by reference.
              ******* Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
                      1999 and is incorporated herein by reference.
             ******** Document was previously filed with the Company's Current Report on Form 8-K dated January 29, 2001 and is incorporated herein by reference.
            ********* Document was previously filed with the Company's Quarterly report on Form 10-Q for the quarter ended March
                      31, 2000 and is incorporated herein by reference.
           ********** Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
                      2000 and is incorporated herein by reference.
                      (B) CURRENT REPORTS ON FORM 8-K
                          On January 29, 2001, the Company filed a Current Report on Form 8-K under Item No. 5 Other
                          Events information relating to its Amended and Restated Rights Agreement, dated January 13,
                          2001.

                                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                        JP REALTY, INC.
                                                                        (Registrant)



              May 14, 2001                                              /s/ G. Rex Frazier
----------------------------------------                                -----------------------------
                (Date)                                                  G. Rex Frazier
                                                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                                                        AND DIRECTOR


             May 14, 2001                                               /s/ M. Scott Collins
----------------------------------------                                -----------------------------
                (Date)                                                  M. Scott Collins
                                                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                                                        (PRINCIPAL FINANCIAL
                                                                        & ACCOUNTING OFFICER)

EXHIBIT
Number                                                                         DESCRIPTION
------                                                                         -----------
3.1                    Amended and Restated Articles of Incorporation the Company (3(a))*
3.3                    Articles Supplementary of the Company relating to the 8.75 Series A Cumulative Redeemable
                       Preferred Stock***
3.4                    Articles Supplementary of the Company relating to the 8.95% Series B Cumulative Redeemable
                       Preferred Stock***
3.5                    Articles Supplementary of the Company relating to the election to be subject to Title 3,
                       Subtitle 8 of the Maryland General Corporation Law**
3.6                    Articles Supplementary of the Company relating to the Series A Junior Preferred Stock****
3.7                    Amendment to the Bylaws of the Company**
3.8                    Amended and Restated By-Laws of the Company**
3.9                    Articles Supplementary of the Company relating to the 8.75 Series C Cumulative Redeemable
                       Preferred Stock**
4.1                    Specimen of Common Stock Certificate (4)*
10.1                   Second Amended and Restated Agreement of Limited Partnership of Price Development Company,
                       Limited Partnership***
10.2                   Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))*
10.3                   Employment and Non-Competition Agreement between the Company and John Price (10(d))*
10.4                   Indemnification Agreement for Directors and Officers (10(f))*
10.5                   Registration Rights Agreement among the Company and the Limited Partners of Price Development
                       Company, Limited Partnership (10(g))*
10.6                   Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership*****
10.7                   Exchange Agreement among the Company and the Limited Partners of Price Development Company,
                       Limited Partnership (10(h))*
10.8                   1993 Stock Option Plan (10(i))*
10.9                   Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and
                       C.F. Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400) (10(j))*
10.10                  Lease Agreement between The Corporation of the President of the Church of Jesus Christ of
                       Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.  (Ground lease for Anaheim Plaza) (10(k))*
10.11                  Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto. (Ground lease for Fort Union Plaza) (10(l))*
10.12                  Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated
                       August 1, 1975 and Amendments thereto. (Ground lease for Price Fremont) (10(m))*
10.13                  Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))*
10.14                  First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                       Development Company, Limited Partnership***
10.15                  Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                       Development Company, Limited Partnership***
10.16                  Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                       Development Company, Limited Partnership******
10.17                  Amended and Restated Rights Agreement between the Company and Investor Services, LLC, as
                       Rights Agent********
10.18                  Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                       Development Company, Limited Partnership*******
10.19                  Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                       Development Company, Limited Partnership*********
10.20                  Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                       Development Company, Limited Partnership**********
------------------------------
                    * Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
                      under the exhibit numbered in parenthetical, and are incorporated herein by reference.
                   ** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                      2000 and is incorporated herein by reference.
                  *** Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
                      30, 1999 and are incorporated herein by reference.
                 **** Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
                ***** Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
                      1995 and are incorporated herein by reference.
               ****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1999 and are incorporated herein by reference.
              ******* Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
                      1999 and is incorporated herein by reference.
             ******** Document was previously filed with the Company's Current Report on Form 8-K dated January 29, 2001 and is incorporated herein by reference.
            ********* Document was previously filed with the Company's Quarterly report on Form 10-Q for the quarter ended March
                      31, 2000 and is incorporated herein by reference.
           ********** Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
                      2000 and is incorporated herein by reference.