Form 10-Q
period 2001-06-30
JP REALTY INC
filed 2001-08-09
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2001

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                            Commission file number 1-12560



                                   JP REALTY, INC.
                                   ---------------
                (Exact name of registrant as specified in its charter)

                        MARYLAND                                      87-0515088
                        --------                                      ----------
                (State of incorporation)                  (I.R.S. Employer Identification No.)

                   35 CENTURY PARK-WAY
               SALT LAKE CITY, UTAH  84115                           (801) 486-3911
               ---------------------------                            -------------
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

        16,338,101 shares of Common Stock were outstanding as of August 9, 2001

                                     JP REALTY, INC.
                                       FORM 10-Q




                                         INDEX



PART I:  FINANCIAL INFORMATION                                                                             PAGE
         ---------------------                                                                             ----
Item 1.        Financial Statements                                                                           3

               Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000                           4

               Consolidated Statement of Operations for the Three Months and Six Months
                ended June 30, 2001 and 2000                                                                  5

               Condensed Consolidated Statement of Cash Flows
                for the Six Months ended June 30, 2001 and 2000                                               6

               Notes to Consolidated Financial Statements                                                     7

Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                           13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                    17

PART II:  OTHER INFORMATION
---------------------------
Item 1.        Legal Proceedings                                                                             19

Item 2.        Changes in Securities and Use of Proceeds                                                     19

Item 3.        Defaults upon Senior Securities                                                               19

Item 4.        Submission of Matters to a Vote of Security Holders                                           19

Item 5.        Other Information                                                                             19

Item 6.        Exhibits and Reports on Form 8-K                                                              19

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the JP Realty, Inc. (the "Company") may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.


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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001 and the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the financial statements and notes thereto.

                                    JP REALTY, INC.
                               CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                        (UNAUDITED)
                                                                        -----------
                                                                          JUNE 30,     DECEMBER 31,
                                                                            2001          2000
                                                                        -----------    -----------
ASSETS
Real Estate Assets
  Land                                                                  $   107,520    $   106,561
  Buildings                                                                 799,542        797,793
                                                                        -----------    -----------
                                                                            907,062        904,354
  Less: Accumulated Depreciation                                           (165,107)      (154,574)
                                                                        -----------    -----------
  Operating Real Estate Assets                                              741,955        749,780
  Real Estate Under Development                                               4,769          1,927
                                                                        -----------    -----------
    Net Real Estate Assets                                                  746,724        751,707
Cash                                                                          4,081          2,636
Restricted Cash                                                               7,082          3,820
Accounts Receivable, Net                                                     11,428         12,299
Deferred Charges, Net                                                         8,198          8,275
Other Assets                                                                  7,814          7,094
                                                                        -----------    -----------
                                                                        $   785,327    $   785,831
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                                              $   458,144    $   464,462
Accounts Payable and Accrued Expenses                                        15,239         13,013
Dividends Payable                                                             9,869             --
Other Liabilities                                                               806            816
                                                                        -----------    -----------
                                                                            484,058        478,291
                                                                        -----------    -----------

Minority Interest
  Preferred Unitholders                                                     112,327        112,327
  Common Unitholders                                                         26,914         28,426
  Consolidated Partnerships                                                   1,212          1,383
                                                                        -----------    -----------
                                                                            140,453        142,136
                                                                        -----------    -----------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
8.75% Series A Cumulative Redeemable Preferred Stock, $.0001 par
 value, liquidation preference $25.00 per share,
 510,000 shares authorized, none issued or outstanding                           --             --
8.95% Series B Cumulative Redeemable Preferred Stock, $.0001
 par value, liquidation preference $25.00 per share, 3,800,000
 shares authorized, none issued or outstanding                                   --             --
8.75% Series C Cumulative Redeemable Preferred Stock, $.0001
 par value, liquidation preference $25.00 per share, 320,000
 shares authorized, none issued or outstanding                                   --             --
Series A Junior Participating Preferred Stock, $.0001 par
 value, 3,060,000 shares authorized, none issued or outstanding                  --             --
Common Stock, $.0001 par value, 117,110,000 shares authorized,
 16,138,000 shares and 16,019,000 shares issued and outstanding
 at June 30, 2001 and December 31, 2000, respectively                             2              2
Price Group Stock, $.0001 par value, 200,000 shares authorized,
 issued and outstanding                                                          --             --
Excess Stock, 75,000,000 shares authorized, none issued or
 outstanding                                                                     --             --
Additional Paid-in Capital                                                  210,636        208,501
Accumulated Dividends in Excess of Net Income                               (49,822)       (43,099)
                                                                        -----------    -----------
                                                                            160,816        165,404
                                                                        -----------    -----------
                                                                        $   785,327    $   785,831
                                                                        ===========    ===========

                   See accompanying notes to consolidated financial statements.

                                    JP REALTY, INC.
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             FOR THE THREE MONTHS ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------      ---------------------------------
                                                   2001              2000                   2001              2000
                                             ---------------   -----------------      ---------------   ---------------
REVENUES
Minimum Rents                                $        25,430   $          24,954      $        51,053   $        49,487
Percentage and Overage Rents                             382                 315                1,095               752
Recoveries from Tenants                                7,788               7,744               15,997            15,193
Interest                                                 152                 164                  295               316
Other                                                    252               1,077                  584             1,405
                                             ---------------   -----------------       --------------   ---------------
                                                      34,004              34,254               69,024            67,153
                                             ---------------   -----------------       --------------   ---------------
EXPENSES
Operating and Maintenance                              5,169               5,897               11,235            11,356
Real Estate Taxes and Insurance                        3,775               3,627                7,510             7,303
Advertising and Promotions                               180                 190                  358               358
General and Administrative                             1,678               1,558                3,511             3,177
Depreciation                                           6,980               6,188               14,159            12,546
Amortization of Deferred Financing Costs                 362                 399                  743               807
Amortization of Deferred Leasing Costs                   224                 186                  395               358
Interest                                               7,398               7,642               15,436            15,091
                                             ---------------   -----------------       --------------   ---------------
                                                      25,766              25,687               53,347            50,996
                                             ---------------   -----------------       --------------   ---------------
                                                       8,238               8,567               15,677            16,157
Minority Interest in (Income) Loss of
 Consolidated Partnerships                               (58)                (43)                  54               200
Gain on Sales of Real Estate                              --               1,386                  872             1,629
                                             ---------------   -----------------       --------------   ---------------
Income Before Minority Interest of the
 Operating Partnership Unitholders                     8,180               9,910               16,603            17,986
Minority Interest of the Operating
 Partnership Preferred Unitholders                    (2,580)             (2,521)              (5,159)           (4,926)
Minority Interest of the Operating
 Partnership Common Unitholders                       (1,022)             (1,349)              (2,090)           (2,365)
                                             ---------------   -----------------       --------------   ---------------
Net Income                                   $         4,578   $           6,040       $        9,354   $        10,695
                                             ===============   =================       ==============   ===============
Basic Earnings Per Share                     $          0.28   $            0.37       $         0.58   $          0.65
                                             ===============   =================       ==============   ===============
Diluted Earnings Per Share                   $          0.28   $            0.37       $         0.57   $          0.65
                                             ===============   =================       ==============   ===============
Basic Weighted Average Number
 of Shares of Common Stock                            16,261              16,219               16,240            16,378

Add: Dilutive Effect of Stock Options                     64                  10                   37                 6
                                             ---------------   -----------------       --------------   ---------------
Diluted Weighted Average Number of
 Shares of Common Stock                               16,325              16,229               16,277            16,384
                                             ===============   =================       ==============   ===============

                   See accompanying notes to consolidated financial statements.

                                   JP REALTY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                               For the Six Months Ended June 30,
                                                             ------------------------------------
                                                                  2001                 2000
                                                             ---------------     ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $        32,775     $         35,381
                                                             ---------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                              (9,844)             (21,866)
Proceeds from the Sale of Real Estate                                  1,790                1,831
Increase in Restricted Cash                                           (3,262)                (855)
                                                             ---------------     ----------------
    Net Cash Used in Investing Activities                            (11,316)             (20,890)
                                                             ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                              81,873               16,500
Repayment of Borrowings                                              (88,191)             (15,692)
Proceeds from Minority Partners                                           --                   36
Proceeds from Stock Options Exercised                                  2,135                   --
Net Proceeds from Issuance of Preferred Units                             --                7,756
Distributions to Preferred Unitholders                                (5,159)              (4,926)
Distributions to Minority Interest of Consolidated                      (117)                 (47)
Partnerships
Distributions to Common Unit Holders                                  (1,801)              (1,745)
Dividends to Stockholders                                             (8,009)              (7,766)
Deferred Financing Costs                                                (745)                (252)
Repurchase of Common Stock                                                --              (10,632)
                                                             ---------------     ----------------
    Net Cash Used in Financing Activities                            (20,014)             (16,768)
                                                             ---------------     ----------------

Net Increase (Decrease) in Cash                                        1,445               (2,277)
Cash, Beginning of Period                                              2,636                7,767
                                                             ---------------     ----------------
Cash, End of Period                                          $         4,081     $          5,490
                                                             ===============     ================

                 See accompanying notes to consolidated financial statements.

                                  JP REALTY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

    JP Realty, Inc. (the "Company") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming, as well as in Oregon, Washington and California. The tenant base includes primarily national, regional and local retail companies. Consequently, the Company's credit risk is concentrated in the retail industry. The Company is the sole general partner of Price Development Company, Limited Partnership (the "Operating Partnership"). The Company conducts all of its business operations through, and holds a controlling interest in, the Operating Partnership.

    The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled affiliates. All significant inter-company balances and transactions have been eliminated in the consolidated presentation. The interim financial data for the three-months and six-months ended June 30, 2001 and 2000, is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

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


2.  BORROWINGS

                                                                                                  JUNE 30,
                                                                                                    2001
                                                                                               ------------
Credit facility, unsecured; weighted average interest at 6.28% during 2001; due in 2003        $    107,000
Notes, unsecured; interest at 7.29%; maturing 2005 to 2008                                          100,000
Mortgage payable, secured by real estate; interest at 6.68%; due in 2008                             82,056
Mortgage payable, secured by real estate; interest at 6.64%; due in 2011                             78,719
Construction loan, secured by real estate; interest at 5.31% as of June 30, 2001;
 due in 2003                                                                                         44,085
Construction loan, secured by real estate; interest at 5.56% as of June 30, 2001;
 due in 2001                                                                                         41,600
Other notes payable, secured by real estate; interest ranging from 7.00% to
 9.99%; maturing from 2001 to 2095                                                                    4,684
                                                                                               ------------
                                                                                               $    458,144
                                                                                               ============

      On January 22, 2001, the Operating Partnership through Boise Mall, LLC, an indirectly wholly-owned subsidiary, obtained a first mortgage on Boise Towne Square from The Chase Manhattan Bank in the amount of $79,000 with a ten-year term. The payment is based on a thirty-year amortization schedule with a balloon payment of $68,315 on February 10, 2011, bearing interest at a fixed 6.64% per annum. The Operating Partnership used the proceeds to pay-off the $61,223 notes, secured by real estate, with an interest rate of 6.37% and reduced amounts outstanding under the Operating Partnership's credit facility. The properties unencumbered by this transaction include Cottonwood Mall in Holladay, Utah, North Plains Mall in Clovis, New Mexico and Three Rivers Mall in Kelso, Washington.

                                  JP REALTY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.    BORROWINGS (CONTINUED)

      On June 28, 2001, Provo Mall Development Company Ltd., a consolidated partnership of which the Operating Partnership is the general partner, exercised its right to extend its $50,000 construction loan facility with a current balance outstanding as of June 30, 2001 of $44,085. The extension is for a two-year period maturing July 1, 2003.

      On July 31, 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, obtained a new loan facility from a group of banks led by Bank One Arizona, NA. The new loan facility totals $47,300, of which $41,600 was drawn at closing and used to pay-off and terminate the maturing $50,000 Spokane Valley Mall construction loan, with a balance of $41,600. The new loan facility is for two years, maturing on July 31, 2003, with an interest rate of LIBOR plus 150 basis points.


3.    SCHEDULE OF MATURITIES OF BORROWINGS

      The following summarizes the scheduled maturities of borrowings at June 30, 2001:

YEAR                                                                TOTAL
----                                                            -------------
2001                                                            $      43,803
2002                                                                    1,910
2003                                                                  153,400
2004                                                                    2,124
2005                                                                   27,287
2006                                                                   27,446
Thereafter                                                            202,174
                                                                -------------
                                                                $     458,144
                                                                =============



4.    MINORITY INTEREST

                                                   PREFERRED       COMMON       CONSOLIDATED
                                                  UNITHOLDERS    UNITHOLDERS    PARTNERSHIPS       TOTAL
                                                 ------------    -----------    ------------    ------------
Minority Interest at December 31, 2000           $    112,327    $    28,426    $      1,383    $    142,136
Minority Interest Income (Loss)                         5,159          2,090             (54)          7,195
Distributions Paid                                     (5,159)        (1,801)           (117)         (7,077)
Distributions Accrued                                      --         (1,801)             --          (1,801)
                                                 ------------    -----------    ------------    ------------
Minority Interest at June 30, 2001               $    112,327    $    26,914    $      1,212    $    140,453
                                                 ============    ===========    ============    ============

      In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interests (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under its prior credit facility. The Series A Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances. In the event that shares of Series A preferred stock are issued in exchange for Series A Preferred Units, the Operating Partnership will issue an equivalent number of Series A Preferred Units to the

                                  JP REALTY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    MINORITY INTEREST (CONTINUED)
Company. Any shares of Series A preferred stock issued in exchange for Series A Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series A Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to the holder of the Series A Preferred Units are based upon the rate of 8.75% on the $12,750 or $558 for the six months ended June 30, 2001 and 2000.

      On July 28, 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under its prior credit facility and increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances. In the event that shares of Series B preferred stock are issued in exchange for Series B Preferred Units, the Operating Partnership will issue an equivalent number of Series B Preferred Units to the Company. Any shares of Series B preferred stock issued in exchange for Series B Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series B Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to holders of the Series B Preferred Units are based upon the rate of 8.95% on the $95,000 or $4,251 for the six months ended June 30, 2001 and 2000.

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $244, for the repayment of borrowings outstanding under its prior credit facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances. In the event that shares of Series C preferred stock are issued in exchange for Series C Preferred Units, the Operating Partnership will issue an equivalent number of Series C Preferred Units to the Company. Any shares of Series C preferred stock issued in exchange for Series C Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series C Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to the holder of the Series C Preferred Units are based upon the rate of 8.75% on the $8,000 or $350 and $117 for the six months ended June 30, 2001 and 2000, respectively.

      Net income of the Operating Partnership is allocated first to its preferred unitholders as described above and then to its common unitholders based upon their pro rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based upon the weighted average number of common units outstanding as follows:

                                               FOR THE SIX-MONTHS ENDED JUNE 30,
                                  ----------------------------------------------------------
                                              2001                          2000
                                  ---------------------------    ---------------------------
                                       UNITS       PERCENTAGE         UNITS       PERCENTAGE
                                  ------------    -----------    -------------   -----------
Units held by General Partner       16,240,000         81.70%       16,378,000        81.83%
Units held by Limited Partners       3,638,000         18.30%        3,636,000        18.17%
                                  ------------    -----------    -------------   -----------
                                    19,878,000        100.00%       20,014,000       100.00%
                                  ============    ===========    =============   ===========

                                  JP REALTY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    MINORITY INTEREST (CONTINUED)

      The consolidated partnerships' minority interests in income or loss are calculated by multiplying the percentage of each such partnership owned by its respective minority partners by the total income or loss of such partnership, unless the cumulative losses exceed the limited partners investment. Such excess losses previously attributable to the limited partner will be recognized by the Company. Future income attributable to the limited partner will be recognized by the Company to the extent of these losses.


 5. STOCKHOLDERS' EQUITY

    The following table summarizes changes in stockholders' equity since December 31, 2000:

                                                                                         ACCUMULATED
                                                                          ADDITIONAL    DISTRIBUTIONS
                                                                           PAID-IN       IN EXCESS OF
                                             SHARES*          STOCK        CAPTIAL        NET INCOME          TOTAL
                                             ----------      --------    -----------    --------------    ------------
Stockholders' Equity at December 31, 2000    16,219,000      $      2    $   208,501    $      (43,099)   $    165,404
Shares of Common Stock Issued-
 Stock Options Exercised                        119,000            --          2,135                --           2,135
Net Income for the Period                            --            --             --             9,354           9,354
Dividends Paid                                       --            --             --            (8,009)         (8,009)
Dividends Accrued                                    --            --             --            (8,068)         (8,068)
                                             ----------      --------    -----------    --------------    ------------
Stockholders' Equity at June 30, 2001        16,338,000      $      2    $   210,636    $      (49,822)   $    160,816
                                             ==========      ========    ===========    ==============    ============

----------------------------
    * Includes 16,138,000 outstanding shares of Common Stock and 200,000 outstanding shares of Price Group Stock

    The Company received $2,135 from shares of Common Stock issued as the result of 118,881 stock option shares exercised. The Company used the proceeds to buy additional Operating Partnership common units. The Operating Partnership used the cash to increase operating cash.


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

    The regional mall segment consists of 18 regional malls in eight states containing approximately 10,430,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 301,000 to 1,172,000 square feet of total GLA.

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

    The table below presents information about the Company's reportable segments for the six months ending June 30:

                                          REGIONAL       COMMUNITY       COMMERCIAL
                                           MALLS          CENTERS        PROPERTIES        OTHER           TOTAL
                                       -------------    ------------    ------------    -----------    ------------
2001
----
Total Revenues                         $      55,120    $      9,836     $     3,819    $       249    $     69,024
Property Operating Expenses (1)              (16,091)         (2,250)           (762)            --         (19,103)
                                       -------------    ------------    ------------    -----------    ------------
Property NOI (2)                              39,029           7,586           3,057            249          49,921
Unallocated Expenses (3)                          --              --              --        (34,244)        (34,244)
Unallocated Minority Interest (4)                 --              --              --         (7,195)         (7,195)
Unallocated Other (5)                             --              --              --            872             872
Consolidated Net Income                           --              --              --             --           9,354
Additions to Real Estate Assets                4,437           4,935             472             --           9,844
Total Assets (6)                             658,930          83,013          29,467         13,917         785,327

2000
----
Total Revenues                         $      53,725    $      9,182     $     3,808    $       438    $     67,153
Property Operating Expenses (1)              (15,894)         (2,315)           (796)           (12)        (19,017)
                                       -------------    ------------    ------------    -----------    ------------
Property NOI (2)                              37,831           6,867           3,012            426          48,136
Unallocated Expenses (3)                          --              --              --        (31,979)        (31,979)
Unallocated Minority Interest (4)                 --              --              --         (7,091)         (7,091)
Unallocated Other (5)                             --              --              --          1,629           1,629
Consolidated Net Income                           --              --              --             --          10,695
Additions to Real Estate Assets               15,971             843             407             --          17,221
Total Assets (6)                             646,292          83,232          30,644         16,667         776,835

----------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance, advertising and promotion expenses as listed in the consolidated statement of operations.
(2)  Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income or loss of consolidated partnerships and minority interest of the Operating Partnership preferred and common unitholders as listed in the consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.


7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Unitholders of the Operating Partnership elected to convert zero and 125 Operating Partnership units having a recorded value of zero and $1 into an equal number of shares of Common Stock during the six months ended June 30, 2001 and 2000, respectively.

                                  JP REALTY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED)

                                                            JUNE 30,         JUNE 30,
                                                             2001              2000
                                                         ------------      ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Dividends accrued for stockholders not paid              $      8,068      $      7,766
Distributions accrued for unitholders not paid           $      1,801      $      1,745


8.    SUBSEQUENT EVENTS

      On July 31, 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, obtained a new loan from a group of banks led by Bank One Arizona, NA. The new loan facility totals $47,300, of which $41,600 was drawn at closing and used to pay-off and terminate the maturing $50,000 Spokane Valley Mall construction loan, with a balance of $41,600. The new loan is for two years, maturing on July 31, 2003, with an interest rate of LIBOR plus 150 basis points.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The   following  discussion  should  be  read  in  conjunction  with  the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

      The Company is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming, as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and holds a controlling interest in, the Operating Partnership. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with one free-standing retail property and six mixed-use commercial properties.

RESULTS OF OPERATIONS

    COMPARISON OF SIX MONTHS ENDED JUNE 30,  2001  TO SIX MONTHS ENDED JUNE 30,
    2000

REVENUES

      Total revenues increased 2.8%, or $1,871,000, for the six months ended June 30, 2001. Of the $1,871,000 increase, $1,395,000 was the result of increased revenues at the regional malls, $654,000 was the result of increased revenues at the community centers and $11,000 was the result of increased revenues at the commercial properties. A decrease of $189,000 was not allocated to a particular property segment.

MINIMUM RENTS

      Minimum rents increased 3.2%, or $1,566,000, for the six months ended June 30, 2001. Minimum rents increased by $1,142,000 at the regional malls primarily due to the September 2000 completion of the expansion at the NorthTown Mall, the August 2000 addition of Dillard's as an anchor tenant to the North Plains Mall, the stabilization of the Mall at Sierra Vista and overall growth throughout the regional mall portfolio. Minimum rents increased by $510,000 at the community centers due primarily to $265,000 from lease termination settlements together with overall growth throughout the community center portfolio. Minimum rents at the commercial properties increased by $8,000. Amounts not allocated to a particular segment decreased by $94,000.

PERCENTAGE AND OVERAGE RENTS

      Percentage and overage rents increased 45.6%, or $343,000, for the six months ended June 30, 2001. Percentage and overage rents increased by $244,000 at the regional malls and $99,000 at the community centers.

RECOVERIES FROM TENANTS

      Recoveries from tenants increased 5.3%, or $804,000, for the six months ended June 30, 2001. Recoveries from tenants increased by $764,000 at the regional malls, $37,000 at the community centers and $3,000 at the commercial properties.

INTEREST AND OTHER REVENUES

      Interest and other revenues decreased 48.9%, or $842,000, for the six months ended June 30, 2001. Interest decreased $21,000 and other revenues decreased $821,000. The decrease in other revenues is primarily due to $729,000 received in 2000 from a local governmental redevelopment agency as payment for a prior year incentive to build in its community.

EXPENSES

      Total expenses increased 4.6%, or $2,351,000, for the six months ended June 30, 2001. Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $86,000, general and administrative expenses increased by $334,000, depreciation and amortization increased by $1,586,000 and interest increased by $345,000.

PROPERTY OPERATING EXPENSES

      Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $197,000 at the regional malls, decreased by $65,000 at the community centers and $34,000 at the commercial properties. A decrease of $12,000 was not allocated to a particular property segment.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased $334,000 for the six months ended June 30, 2001. The increase is primarily related to increased insurance expense related to the Company's health insurance plan which, in 2000, was lower due to the receipt of certain reinsurance proceeds. Higher legal and professional costs also contributed to this increase.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $1,586,000 for the six months ended June 30, 2001. This increase is attributable to higher depreciation expense from newly developed GLA and the reduction in asset lives on certain tenant improvements. In 2001, the effect of reducing asset lives on tenant improvements was $506,000 compared to $253,000 in 2000.

INTEREST EXPENSE/CAPITALIZED INTEREST

      Interest expense increased $345,000 for the six months ended June 30, 2001. Interest capitalized on projects under development was $199,000 in 2001 compared to $800,000 in 2000.

MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED PARTNERSHIPS

      Losses attributable to minority interest decreased $146,000 to $54,000 in 2001 compared to $200,000 in 2000. This is mainly due to a consolidated partnership where cumulative losses now exceed the limited partners' investment in such consolidated partnership and such losses previously attributable to the limited partner are now recognized by the Company.

GAIN ON SALES OF REAL ESTATE

      Gain on sales of real estate decreased $757,000 due to a sale of an out parcel with a gain of $872,000 as compared to the gain on sales of real estate of $1,629,000 in 2000.

      COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

      Total revenues decreased 0.7%, or $250,000, for the three months ended June 30, 2001. Of the $250,000 decrease, $365,000 was the result of decreased revenues at the regional malls, $192,000 was the result of increased revenues at the community centers and $11,000 was the result of increased revenues at the commercial properties. A decrease of $88,000 was not allocated to a particular property segment.

MINIMUM RENTS

      Minimum rents increased 1.9%, or $476,000, for the three months ended June 30, 2001. Minimum rents increased by $411,000 at the regional malls primarily due to the September 2000 completion of the expansion at the NorthTown Mall, the

August 2000 addition of Dillard's as an anchor tenant to the North Plains Mall and overall growth throughout the regional mall portfolio. Minimum rents increased by $125,000 at the community centers. Minimum rents at the commercial properties increased by $6,000. Amounts not allocated to a particular segment decreased by $66,000.

PERCENTAGE AND OVERAGE RENTS

      Percentage  and  overage rents increased 21.3%, or $67,000, for the three
months ended June 30, 2001.   Percentage  and overage rents increased by $4,000
at the regional malls and $63,000 at the community centers.

RECOVERIES FROM TENANTS

      Recoveries from tenants increased 0.6%, or $44,000, for the three months ended June 30, 2001. Recoveries from tenants increased by $42,000 at the regional malls, decreased $3,000 at the community centers and increased by $5,000 at the commercial properties.

INTEREST AND OTHER REVENUES

      Interest and other revenues decreased 67.4%, or $837,000, for the three months ended June 30, 2001. Interest decreased $12,000 and other revenues decreased $825,000. The decrease in other revenues is primarily due to $729,000 received in 2000 from a local governmental redevelopment agency as payment for a prior year incentive to build in its community.

EXPENSES

      Total expenses increased 0.3%, or $79,000, for the three months ended June 30, 2001. Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) decreased by $590,000, general and administrative expenses increased by $120,000, depreciation and amortization increased by $793,000, and interest decreased by $244,000.

PROPERTY OPERATING EXPENSES

      Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) decreased by $560,000 at the regional malls, decreased by $42,000 at the community centers and increased by $19,000 at the commercial properties. A decrease of $7,000 was not allocated to a particular property segment.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased $120,000 for the three months ended June 30, 2001. The increase is primarily related to increased insurance expense related to the Company's health insurance plan and legal and professional costs.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $793,000 for the three months ended June 30, 2001. This increase is attributable to higher depreciation expense from newly developed GLA and the reduction in asset lives on certain tenant improvements. In 2001, the effect of reducing asset lives on tenant improvements was $106,000 compared to $57,000 in 2000.

INTEREST EXPENSE/CAPITALIZED INTEREST

      Interest expense decreased $244,000 for the three months ended June 30, 2001. Interest capitalized on projects under development was $111,000 in 2001 compared to $420,000 in 2000.

GAIN ON SALES OF REAL ESTATE

      Gain on sales of real estate decreased $1,386,000 due to sales of property in 2000 and no sales in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 90% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. For the six months ended June 30, 2001, the Company declared a dividend of $.495 per share payable July 17, 2001 to the stockholders of record as of July 5, 2001.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of June 30, 2001, the Company's cash and restricted cash amounted to approximately $11.2 million. In addition to its cash and restricted cash, unused capacity under the Operating Partnership's credit facility at June 30, 2001 totaled $93 million.

      The Company expects to meet its short-term liquidity requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Operating Partnership's credit facility.

      The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At June 30, 2001, the Company's total outstanding indebtedness was approximately $458.1 million. Such indebtedness included: (i) the Provo Towne Centre construction loan of approximately $44.1 million which was due in July 2001 and was extended, at the option of the Company, for an additional two years; (ii) the Spokane Valley Mall construction loan of $41.6 million which was due August 1, 2001 and was replaced with a new loan in the same amount maturing July 31, 2003; (iii) the Operating Partnership's credit facility with a balance of $107.0 million maturing July 2003; (iv) the $100 million senior notes with a principal payable of $25 million per year beginning March 2005;
(v) the $82.1 million, 6.68% first mortgage on NorthTown Mall which requires a balloon payment of approximately $73.0 million in September 2008; and (vi) the $78.7 million, 6.64% first mortgage on Boise Towne Square which requires a balloon payment of approximately $68.4 million in February 2011.

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

    On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.26%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Operating Partnership's prior credit facility. At June 30, 2001, the

Company  and  the   Operating   Partnership   had   an   aggregate   of    $300
million  in  registered  securities   available   under   its  effective  shelf
registration statement.

    The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from the Operating Partnership's credit facility, from other debt and equity financings, including public financing and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 43% at June 30, 2001.

    Net cash provided by operating activities for the six months ended June 30, 2001 was $32,775,000 versus $35,381,000 for the corresponding period of 2000. Net income adjusted for non-cash items accounted for a $46,000 decrease, while changes in operating assets and liabilities accounted for a $2,560,000 decrease.

    Net cash used in investing activities for the six months ended June 30, 2001 was $11,316,000. It primarily reflects real estate asset investments of $9,844,000, an increase in restricted cash of $3,262,000 and proceeds from the sale of real estate of $1,790,000.

    Net cash used in financing activities for the six months ended June 30, 2001 was $20,014,000. Cash was generated from the issuance of Common Stock upon the exercise of outstanding stock options in the amount of $2,135,000, and from borrowings of $81,873,000, which were used to repay outstanding borrowings in the amount of $88,191,000 and for distributions to preferred unitholders in the amount of $5,159,000, to minority interests in the amount of $1,918,000, to common stockholders in the amount of $8,009,000, along with the payment of $745,000 for deferred financing costs.

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

    The Company uses long-term and medium-term debt as a source of capital. At June 30, 2001, the Company had approximately $265,459,000 of outstanding fixed rate debt, consisting of $100,000,000 in unsecured senior notes and $165,459,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2001 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 6.87% for the period ended June 30, 2001. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. Changes in general market interest rates will effect the fair value of the Company's fixed rate debt (i.e. as the interest rates increase the fair value of the debt decreases and as interest rates decrease the fair value of the debt increases) but will not have an effect on the interest rate, interest expense or cash flow of such debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Company has approximately $1,221,000 in fixed rate debt maturing in 2001. Additionally, $982,000 of scheduled principal amortization payments are due in 2001.

    The Operating Partnership's credit facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. The Operating Partnership's credit facility
borrowings  are  primarily  transacted  utilizing  a  variable  interest   rate
tied to LIBOR, which as of June 30, 2001 was equal to LIBOR plus 90 basis points. The interest rate on the construction loans as of June 30, 2001 was equal to LIBOR plus 150 basis points. The LIBOR rate used is at the Company's option and is based upon the 30, 60 or 90 day LIBOR rate. A change in the LIBOR rate will effect the Company's interest expense and cash flow. At June 30, 2001, the Company had approximately $192,685,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 6.42% for the period ended June 30, 2001. If the interest rate for the Company's variable rate debt increased or decreased by 1%, the Company's subsequent annual interest rate expense on its then outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,927,000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    An Annual Meeting of Stockholders was held on May 2, 2001 in Salt Lake City, Utah. At the Annual Meeting, the stockholders voted to elect three directors to serve a three-year term, as the Class II directors on the
Company's Board of Directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

    The following votes were cast by the Company's holders of Common Stock with respect to the election of two of the Class II directors named in the Proxy
Statement:

                                        SHARES            SHARES
                                       VOTED FOR         WITHHELD
                                     ------------      -------------
Warren P. King                         12,178,189          1,538,782
Allen P. Martindale                    12,239,865          1,477,106

      The following votes were cast by the Company's holders of Price Group Stock with respect to the election of one of the Class II directors named in the 2001 Proxy Statement:

                                        SHARES            SHARES
                                       VOTED FOR         WITHHELD
                                     ------------      -------------
Sam W. Souvall                            200,000                 --

      The following votes were cast by the stockholders with respect to the resolution to ratify the Board of Director's appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

                          SHARES             SHARES            SHARES
                         VOTED FOR        VOTED AGAINST       ABSTAINED
                        ----------       --------------      -----------
                        13,998,593               26,174           26,138

ITEM 5.  OTHER INFORMATION
         -----------------

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)   EXHIBITS

                                                      EXHIBIT INDEX
Exhibit
Number                                                 DESCRIPTION
-------                                                -----------
3.1           Amended and Restated Articles of Incorporation the Company (3(a)){(1)}
3.3           Articles Supplementary of the Company relating to the 8.75 Series A Cumulative Redeemable Preferred
              Stock{ (2)}
3.4           Articles Supplementary of the Company relating to the 8.95% Series B Cumulative Redeemable Preferred
              Stock{ (2)}
3.5           Articles Supplementary of the Company relating to the election to be subject to Title 3, Subtitle 8 of the Maryland General Corporation Law{(3)}
3.6           Articles Supplementary of the Company relating to the Series A Junior Preferred Stock{(4)}
3.7           Amendment to the Bylaws of the Company{(3)}
3.8           Amended and Restated By-Laws of the Company{(3)}
3.9           Articles Supplementary of the Company relating to the 8.75 Series C Cumulative Redeemable Preferred
              Stock{ (3)}
4.1           Specimen of Common Stock Certificate (4){(1)}
10.1          Second Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited
              Partnership{ (2)}
10.2          Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){(1)}
10.3          Employment and Non-Competition Agreement between the Company and John Price (10(d)){(1)}
10.4          Indemnification Agreement for Directors and Officers (10(f)){(1)}
10.5          Registration Rights Agreement among the Company and the Limited Partners of Price Development
              Company, Limited Partnership (10(g)){(1)}
10.6          Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the
              Limited Partners of Price Development Company, Limited Partnership{(5)}
10.7          Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited
              Partnership (10(h)){(1)}
10.8          1993 Stock Option Plan (10(i)){(1)}
10.9          Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F.
              Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400) (10(j)){(1)}
10.10         Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day
              Saints and Price-James and Assumptions, dated September 24, 1979.  (Ground lease for Anaheim Plaza)
              (10(k)){(1)}
10.11         Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and
              Amendments and Transfers thereto. (Ground lease for Fort Union Plaza) (10(l)){(1)}
10.12         Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1,
              1975 and Amendments thereto. (Ground lease for Price Fremont) (10(m)){(1)}
10.13         Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n)){(1)}
10.14         First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{(2)}
10.15         Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{(2)}
10.16         Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{ (6)}
10.17         Amended and Restated Rights Agreement between the Company and Investor Services, LLC, as Rights Agent
              {(7)}
10.18         Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{ (8)}
10.19         Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{ (9)}
10.20         Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{ (10)}

----------------------
      (1) Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
      (2) Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
      (3) Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
     	    and is incorporated herein by reference.
      (4) Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
      (5) Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995
     	    and are incorporated herein by reference.
      (6) Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
     	    1999 and are incorporated herein by reference.
      (7) Document was previously filed with the Company's Current Report on Form 8-K dated January 29, 2001 and is
     	    incorporated herein by reference.
      (8) Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and
     	    is incorporated herein by reference.
      (9) Document was previously filed with the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2000
     	    and is incorporated herein by reference.
     (10) Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and
     	    is incorporated herein by reference.
     (B)  CURRENT REPORTS ON FORM 8-K
          None

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        JP REALTY, INC.
                                        (Registrant)


             August 9, 2001              /s/ G. Rex Frazier
------------------------------------     ------------------------------
                (Date)                   G. Rex Frazier
                                         PRESIDENT, CHIEF OPERATING OFFICER,
                                         AND DIRECTOR


            August 9, 2001               /s/ M. Scott Collins
------------------------------------     ------------------------------
                (Date)                   M. Scott Collins
                                         VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL
                                         & ACCOUNTING OFFICER)

Exhibit
Number                                                 DESCRIPTION
-------                                                -----------
3.1           Amended and Restated Articles of Incorporation the Company (3(a)){(1)}
3.3           Articles Supplementary of the Company relating to the 8.75 Series A Cumulative Redeemable Preferred
              Stock{ (2)}
3.4           Articles Supplementary of the Company relating to the 8.95% Series B Cumulative Redeemable Preferred
              Stock{ (2)}
3.5           Articles Supplementary of the Company relating to the election to be subject to Title 3, Subtitle 8 of the Maryland General Corporation Law{(3)}
3.6           Articles Supplementary of the Company relating to the Series A Junior Preferred Stock{(4)}
3.7           Amendment to the Bylaws of the Company{(3)}
3.8           Amended and Restated By-Laws of the Company{(3)}
3.9           Articles Supplementary of the Company relating to the 8.75 Series C Cumulative Redeemable Preferred
              Stock{ (3)}
4.1           Specimen of Common Stock Certificate (4){(1)}
10.1          Second Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited
              Partnership{ (2)}
10.2          Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){(1)}
10.3          Employment and Non-Competition Agreement between the Company and John Price (10(d)){(1)}
10.4          Indemnification Agreement for Directors and Officers (10(f)){(1)}
10.5          Registration Rights Agreement among the Company and the Limited Partners of Price Development
              Company, Limited Partnership (10(g)){(1)}
10.6          Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the
              Limited Partners of Price Development Company, Limited Partnership{(5)}
10.7          Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited
              Partnership (10(h)){(1)}
10.8          1993 Stock Option Plan (10(i)){(1)}
10.9          Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F.
              Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400) (10(j)){(1)}
10.10         Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day
              Saints and Price-James and Assumptions, dated September 24, 1979.  (Ground lease for Anaheim Plaza)
              (10(k)){(1)}
10.11         Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and
              Amendments and Transfers thereto. (Ground lease for Fort Union Plaza) (10(l)){(1)}
10.12         Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1,
              1975 and Amendments thereto. (Ground lease for Price Fremont) (10(m)){(1)}
10.13         Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n)){(1)}
10.14         First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{(2)}
10.15         Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{(2)}
10.16         Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{ (6)}
10.17         Amended and Restated Rights Agreement between the Company and Investor Services, LLC, as Rights Agent
              {(7)}
10.18         Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{ (8)}
10.19         Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{ (9)}
10.20         Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
              Company, Limited Partnership{ (10)}

----------------------
      (1) Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
      (2) Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
      (3) Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
     	    and is incorporated herein by reference.
      (4) Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
      (5) Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995
     	    and are incorporated herein by reference.
      (6) Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
     	    1999 and are incorporated herein by reference.
      (7) Document was previously filed with the Company's Current Report on Form 8-K dated January 29, 2001 and is
     	    incorporated herein by reference.
      (8) Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and
     	    is incorporated herein by reference.
      (9) Document was previously filed with the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2000
     	    and is incorporated herein by reference.
     (10) Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and
     	    is incorporated herein by reference.