Form 10-Q
period 2001-09-30
JP REALTY INC
filed 2001-11-09
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                            Commission file number 1-12560



                                     JP REALTY, INC.
                                     --------------
                (Exact name of registrant as specified in its charter)

                        MARYLAND                                             87-0515088
                        --------                                             ----------
                (State of incorporation)                         (I.R.S. Employer Identification No.)
                   35 CENTURY PARK-WAY
               SALT LAKE CITY, UTAH  84115                                 (801) 486-3911
               ---------------------------                                 --------------
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

       16,338,101 shares of Common Stock were outstanding as of November 9, 2001

                                    JP REALTY, INC.
                                       FORM 10-Q




                                         INDEX
                                         -----


PART I:  FINANCIAL INFORMATION
------------------------------                                                                     PAGE
Item 1.         Financial Statements                                                                    3
                Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000               4
                Consolidated Statement of Operations for the Three Months and Nine
                 Months ended September 30, 2001 and 2000                                               5
                Condensed Consolidated Statement of Cash Flows
                 for the Nine Months ended September 30, 2001 and 2000                                  6
                Notes to Consolidated Financial Statements                                              7
Item 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                   13
Item 3.         Quantitative and Qualitative Disclosures About Market Risk                             18

PART II:  OTHER INFORMATION
---------------------------
Item 1.         Legal Proceedings                                                                      19
Item 2.         Changes in Securities and Use of Proceeds                                              19
Item 3.         Defaults upon Senior Securities                                                        19
Item 4.         Submission of Matters to a Vote of Security Holders                                    19
Item 5.         Other Information                                                                      19
Item 6.         Exhibits and Reports on Form 8-K                                                       19

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of JP Realty, Inc. (the "Company") may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.


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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001, the six months ended June 30, 2001 and the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the financial statements and notes thereto.

                                    JP REALTY, INC.
                               CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                    (UNAUDITED)
                                                                     ---------
                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                       2001                  2000
                                                                   -------------        --------------
ASSETS
Real Estate Assets
  Land										 $     107,520        $      106,561
  Buildings                                                              803,924               797,793
                                                                   -------------        --------------
                                                                         911,444               904,354
  Less: Accumulated Depreciation                                        (171,546)             (154,574)
                                                                   -------------        --------------
  Operating Real Estate Assets                                           739,898               749,780
  Real Estate Under Development                                           12,012                 1,927
                                                                   -------------        --------------
  Net Real Estate Assets                                                 751,910               751,707
Cash                                                                       4,594                 2,636
Restricted Cash                                                            7,600                 3,820
Accounts Receivable, Net                                                  10,853                12,299
Deferred Charges, Net                                                      8,656                 8,275
Other Assets                                                               7,562                 7,094
                                                                   -------------        --------------
                  								 $     791,175        $      785,831
                                                                   =============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                            		 $     464,150        $      464,462
Accounts Payable and Accrued Expenses                                     16,347                13,013
Dividends Payable                                                         11,994                    --
Other Liabilities                                                          1,027                   816
                                                                   -------------        --------------
                                                                         493,518               478,291
                                                                   -------------        --------------
Minority Interest
 Preferred Unitholders                                                   112,327               112,327
 Common Unitholders                                                       26,318                28,426
 Consolidated Partnerships                                                 1,054                 1,383
                                                                   -------------        --------------
                                                                         139,699               142,136
                                                                   -------------        --------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
8.75% Series A Cumulative Redeemable Preferred Stock, $.0001 par
 value, liquidation preference $25.00 per share, 510,000 shares
 authorized, none issued or outstanding                                       --                    --
8.95% Series B Cumulative Redeemable Preferred Stock, $.0001
 par value, liquidation preference $25.00 per share, 3,800,000
 shares authorized, none issued or outstanding                                --                    --
8.75% Series C Cumulative Redeemable Preferred Stock, $.0001
 par value, liquidation preference $25.00 per share, 320,000
 shares authorized, none issued or outstanding                                --                    --
Series A Junior Participating Preferred Stock, $.0001 par
 value,3,060,000 shares authorized, none issued or outstanding                --                    --
Common Stock, $.0001 par value, 117,110,000 shares authorized,
 16,138,000 shares and 16,019,000 shares issued and outstanding
 at September 30, 2001 and December 31, 2000, respectively                     2                     2
Price Group Stock, $.0001 par value, 200,000 shares authorized,
 issued and outstanding 									--                    --
Excess Stock, 75,000,000 shares authorized, none issued or
 outstanding               								      --		          --
Additional Paid-in Capital  								 210,636	           208,501
Accumulated Dividends in Excess of Net Income                            (52,680)              (43,099)
                                                                   -------------        --------------
                                                                         157,958               165,404
                                                                   -------------        --------------
											 $     791,175        $      785,831
                                                                   =============        ==============

        See accompanying notes to consolidated financial statements.


                                               JP REALTY, INC.
  		            		CONSOLIDATED STATEMENT OF OPERATIONS
				                         (UNAUDITED)
				          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

<TABLE
                                          FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                         ---------------------------   ---------------------------
                                             2001           2000           2001          2000
                                         ------------   ------------   ------------   ------------
REVENUES
Minimum Rents                            $     26,637   $     26,038   $     77,690   $     75,525
Percentage and Overage Rents                      222            376          1,317          1,128
Recoveries from Tenants                         8,115          8,174         24,112         23,367
Interest                                          117            238            412            554
Other                                             189            374            773          1,779
                                         ------------   ------------   ------------   ------------
                                               35,280         35,200        104,304        102,353
                                         ------------   ------------   ------------   ------------
EXPENSES
Operating and Maintenance                       6,170          6,484         17,405         17,840
Real Estate Taxes and Insurance                 3,764          3,580         11,274         10,883
Advertising and Promotions                        163            179            521            537
General and Administrative                      1,551          1,699          5,062          4,876
Depreciation                                    7,150          7,188         21,309         19,734
Amortization of Deferred Financing Costs          379            424          1,122          1,231
Amortization of Deferred Leasing Costs            155            211            550            569
Interest                                        6,926          7,861         22,362         22,952
                                         ------------   ------------   ------------   ------------
                                               26,258         27,626         79,605         78,622
                                         ------------   ------------   ------------   ------------
                                                9,022          7,574         24,699         23,731
Minority Interest in (Income) Loss of
 Consolidated Partnerships  			        (75)           176            (21)           376
Gain on Sales of Real Estate                       --            373            872          2,002
                                         ------------   ------------   ------------   ------------
Income Before Minority Interest of the
 Operating Partnership Unitholders              8,947          8,123         25,550         26,109
Minority Interest of the Operating
 Partnership Preferred Unitholders             (2,580)        (2,579)        (7,739)        (7,505)
Minority Interest of the Operating
 Partnership Common Unitholders                (1,158)        (1,010)        (3,248)        (3,375)
                                         ------------   ------------   ------------   ------------
Income Before Extraordinary Item                5,209          4,534         14,563         15,229
Extraordinary Item                                 --            (80)            --            (80)
                                         ------------   ------------   ------------   ------------
Net Income                               $      5,209   $      4,454   $     14,563   $     15,149
                                         ============   ============   ============   ============

Basic Earnings Per Share
 Income Before Extraordinary Item        $       0.32   $       0.28   $       0.89   $       0.93
 Extraordinary Item                                --          (0.01)            --             --
                                         ------------   ------------   ------------   ------------
Net Income                               $       0.32   $       0.27   $       0.89   $       0.93
                                         ============   ============   ============   ============

Diluted Earnings Per Share
 Income Before Extraordinary Item        $       0.32   $       0.28   $       0.89   $       0.93
 Extraordinary Item                                --          (0.01)            --             --
                                         ------------   ------------   ------------   ------------
Net Income                               $       0.32   $       0.27   $       0.89   $       0.93
                                         ============   ============   ============   ============

Basic Weighted Average Number
 of Shares of Common Stock                     16,338         16,219         16,273         16,325
Dilutive Effect of Stock Options                   87             17             54              9
                                         ------------   ------------   ------------   ------------
Diluted Weighted Average Number
 of Shares of Common Stock                     16,425         16,236         16,327         16,334
                                         ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                   JP REALTY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                For the Nine Months Ended
                                                                      September 30,
                                                            ---------------------------------
                                                                   2001            2000
                                                            ---------------   ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $        51,248   $        51,208
                                                            ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                            (22,006)          (33,773)
Proceeds from Sales of Real Estate                                    1,790             2,289
Increase in Restricted Cash                                          (3,780)             (939)
                                                            ---------------   ---------------
  Net Cash Used in Investing Activities                             (23,996)          (32,423)
                                                            ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                            132,973           145,500
Repayment of Borrowings                                            (133,285)         (134,490)
Proceeds from Minority Partners                                          --                36
Proceeds from Stock Options Exercised                                 2,135                --
Net Proceeds from Issuance of Preferred Units                            --             7,756
Distributions to Preferred Unitholders                               (5,613)           (7,505)
Distributions to Minority Interest of Consolidated
 Partnerships  						                       (350)              (68)
Distributions to Common Unit Holders                                 (3,602)           (3,491)
Dividends to Stockholders                                           (16,077)          (15,532)
Deferred Financing Costs                                             (1,475)           (2,077)
Repurchase of Common Stock                                               --           (10,632)
                                                            ---------------   ---------------
  Net Cash Used in Financing Activities                             (25,294)          (20,503)
                                                            ---------------   ---------------

Net Increase (Decrease) in Cash                                       1,958            (1,718)
Cash, Beginning of Period                                             2,636             7,767
                                                            ---------------   ---------------
Cash, End of Period                                         $         4,594   $         6,049
                                                            ===============   ===============

       See accompanying notes to consolidated financial statements.

                                 JP REALTY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

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

    The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated presentation. The interim financial data for the three months and nine months ended September 30, 2001 and 2000, is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

    Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis and are recorded in the consolidated statement of operations in amortization of deferred financing costs and amortization of deferred leasing costs, which amounts, for deferred financing costs, approximate those amortized using the effective interest method, over the terms of the respective agreements.


2.  BORROWINGS

                                                                                   SEPTEMBER 30,
                                                                                       2001
                                                                                  --------------
Credit facility, unsecured; weighted average interest at 5.77% during 2001;
 due in 2003                                  						    $      113,500
Notes, unsecured; interest at 7.29%; maturing 2005 to 2008                               100,000
Mortgage payable, secured by real estate; interest at 6.68%; due in 2008                  81,823
Mortgage payable, secured by real estate; interest at 6.64%; due in 2011                  78,534
Construction loan, secured by real estate; interest at 4.19% as of
 September 30, 2001, due in 2003                                                          44,085
Loan facility, secured by real estate; interest at 5.08% as of
 September 30, 2001; due in 2003                                                          41,600
Other notes payable, secured by real estate; interest ranging from 7.00% to
 9.99%; maturing from 2001 to 2095                                                         4,608
                                                                                  --------------
                                                                                  $      464,150
                                                                                  ==============

      On January 22, 2001, the Operating Partnership through Boise Mall, LLC, an indirectly wholly-owned subsidiary, obtained a first mortgage on Boise Towne Square from The Chase Manhattan Bank in the amount of $79,000 with a ten-year term. The payment is based on a thirty-year amortization schedule with a balloon payment of $68,315 on February 10, 2011, bearing interest at a fixed 6.64% per annum. The Operating Partnership used the proceeds to pay off $61,223 of notes, secured by real estate, with an interest rate of 6.37% and reduced amounts outstanding under the Operating Partnership's credit facility. The properties unencumbered by this transaction include Cottonwood Mall in Holladay, Utah, North Plains Mall in Clovis, New Mexico and Three Rivers Mall in Kelso, Washington.

      On June 28, 2001, Provo Mall Development Company Ltd., a consolidated partnership of which the Operating Partnership is the general partner, exercised its right to extend its $50,000 construction loan facility. The balance outstanding as of September 30, 2001 was $44,085. The extension is for a two-year period maturing July 1, 2003.

                                 JP REALTY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              (DOLLARS IN THOUSANDS)
2.    BORROWINGS (CONTINUED)

      On July 31, 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, obtained a new loan facility from a group of banks led by Bank One Arizona, NA. The new loan facility totals $47,300, of which only $41,600 has been funded. The balance was used to repay and terminate the maturing $50,000 Spokane Valley Mall construction loan that had a balance outstanding of $41,600. The new loan facility is for two years, maturing on July 31, 2003, with an interest rate of LIBOR plus 150 basis points.


3.    SCHEDULE OF MATURITIES OF BORROWINGS

      The following summarizes the scheduled maturities of borrowings at September 30, 2001:

YEAR                                                               TOTAL
----                                                           ------------
2001                                                           $      1,708
2002                                                                  1,910
2003                                                                201,501
2004                                                                  2,124
2005                                                                 27,287
2006                                                                 27,446
Thereafter                                                          202,174
                                                               ------------
                                                               $    464,150
                                                               ============


4.    MINORITY INTEREST

                                            PREFERRED       COMMON       CONSOLIDATED
                                           UNITHOLDERS    UNITHOLDERS    PARTNERSHIPS        TOTAL
                                          ------------    -----------    ------------    ------------

Minority Interest at December 31, 2000    $    112,327    $    28,426    $      1,383    $    142,136
Partnership Units Issued                            --             47              --              47
Minority Interest Income                         7,739          3,248              21          11,008
Distributions Paid                              (5,613)        (3,602)           (350)         (9,565)
Distributions Accrued                           (2,126)        (1,801)             --          (3,927)
                                          ------------    -----------    ------------    ------------
Minority Interest at September 30, 2001   $    112,327    $    26,318    $      1,054    $    139,699
                                          ============    ===========    ============    ============

      In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interests (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under its prior credit facility. The Series A Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances. In the event that shares of Series A preferred stock are issued in exchange for Series A Preferred Units, the Operating Partnership will issue an equivalent number of Series A Preferred Units to the Company. Any shares of Series A preferred stock issued in exchange for Series A Preferred Units will have the same rights,

                                 JP REALTY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

4.    MINORITY INTEREST (CONTINUED)

terms and conditions with respect to redemption as the Series A Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to the holder of the Series A Preferred Units are based upon the rate of 8.75% on $12,750 or $837 for the nine months ended September 30, 2001 and 2000.

      On July 28, 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under its prior credit facility and increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances. In the event that shares of Series B preferred stock are issued in exchange for Series B Preferred Units, the Operating Partnership will issue an equivalent number of Series B Preferred Units to the Company. Any shares of Series B preferred stock issued in exchange for Series B Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series B Preferred Units and will not be convertible into any other securities of the Company. The income allocated to holders of the Series B Preferred Units are based upon the rate of 8.95% on the $95,000 or $6,377 for the nine months ended September 30, 2001 and 2000. Distributions are paid on the last day of the quarter providing that day is a business day. If the payment day falls on a non-business day, the payment is due on the following business day, except that payment for the fourth quarter distributions must be made in December. Since September 30, 2001 was a Sunday, the payment of $2,126 was made on October 1, 2001. Distributions paid for the nine months ended September 30, 2001 and 2000 were $4,251 and $6,377, respectively.

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $244, for the repayment of borrowings outstanding under its prior credit facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances. In the event that shares of Series C preferred stock are issued in exchange for Series C Preferred Units, the Operating Partnership will issue an equivalent number of Series C Preferred Units to the Company. Any shares of Series C preferred stock issued in exchange for Series C Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series C Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to the holder of the Series C Preferred Units are based upon the rate of 8.75% on the $8,000 or $525 and $350 for the nine months ended September 30, 2001 and 2000, respectively.

      On February 20, 2001, the Operating Partnership issued 2,500 units of limited partner interest to New Mexico I Partners in connection with its purchase of land and building at Animas Valley Mall from New Mexico I Partners. The value of the units issued on February 20, 2001 was $47.

                                 JP REALTY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

4.    MINORITY INTEREST (CONTINUED)

      Net income of the Operating Partnership is allocated first to its preferred unitholders as described above and then to its common unitholders based upon their pro rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based upon the weighted average number of common units outstanding as follows:

                                                       FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------
                                                         2001                                  2000
                                            ------------------------------    --------------------------------
                                                UNITS          PERCENTAGE          UNITS          PERCENTAGE
                                            -------------   --------------    --------------   ---------------
Units held by General Partner                  16,273,000           81.72%        16,325,000            81.78%
Units held by Limited Partners                  3,639,000           18.28%         3,636,000            18.22%
                                            -------------   --------------    --------------   ---------------
                                               19,912,000          100.00%        19,961,000           100.00%
                                            =============   ==============    ==============   ===============

      The consolidated partnerships' minority interests in income or loss are calculated by multiplying the percentage of each such partnership owned by its respective minority partners by the total income or loss of such partnership, unless the cumulative losses exceed the limited partners' investment. Such excess losses previously attributable to the limited partners will be recognized by the Company. Future income attributable to the limited partners will be recognized by the Company to the extent of these losses.


 5. STOCKHOLDERS' EQUITY

    The following table summarizes changes in stockholders' equity since December 31, 2000:

                                                                                 ACCUMULATED
                                                                   ADDITIONAL    DIVIDENDS IN
                                                                    PAID-IN      EXCESS OF NET
                                           SHARES*      STOCK       CAPITAL         INCOME            TOTAL
                                       ------------   -----------   -----------   -------------   ------------
Stockholders' Equity at
December 31, 2000                        16,219,000   $         2   $   208,501  $     (43,099)   $    165,404
Shares of Common Stock Issued-
 Stock Options Exercised                    119,000            --         2,135             --           2,135
Net Income for the Period                        --            --            --         14,563          14,563
Dividends Paid                                   --            --            --        (16,077)        (16,077)
Dividends Accrued                                --            --            --         (8,067)         (8,067)
                                       ------------   -----------   -----------   -------------   ------------
Stockholders' Equity at September 30,
 2001          				     16,338,000   $         2   $   210,636  $     (52,680)   $    157,958
                                       ============   ===========   ===========  =============    ============

----------------------------
    * Includes 16,138,000 outstanding shares of Common Stock and 200,000 outstanding shares of Price Group Stock

    The Company received $2,135 from shares of Common Stock issued as the result of the exercise of 118,881 stock options. The Company used the proceeds to buy additional Operating Partnership common units. The Operating Partnership used the cash to increase operating cash.


6.  SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following information presents the Company's three reportable segments: (1) regional malls, (2) community centers and (3) commercial properties in conformity with SFAS No. 131.

                                 JP REALTY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

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

    The table below presents information about the Company's reportable segments for the nine months ended September 30:

                                       REGIONAL   COMMUNITY   COMMERCIAL
                                        MALLS      CENTERS    PROPERTIES     OTHER        TOTAL
                                      ----------  ----------  ----------  -----------  -----------
2001
----
Total Revenues                        $   83,260  $   14,875  $    5,851  $       318  $   104,304
Property Operating Expenses (1)          (24,440)     (3,533)     (1,227)          --      (29,200)
                                      ----------  ----------  ----------  -----------  -----------
Property NOI (2)                          58,820      11,342       4,624          318       75,104
Unallocated Expenses (3)                      --          --          --      (50,405)     (50,405)
Unallocated Minority Interest (4)             --          --          --      (11,008)     (11,008)
Unallocated Other (5)                         --          --          --          872          872
Consolidated Net Income                       --          --          --           --       14,563
Additions to Real Estate Assets            9,216      11,920         917           --       22,053
Total Assets (6)                         657,874      89,484      29,626       14,191      791,175
2000
----
Total Revenues        			  $   81,663  $   14,222  $    5,892  $       576  $   102,353
Property Operating Expenses (1)          (24,346)     (3,609)     (1,305)          --      (29,260)
                                      ----------  ----------  ----------  -----------  -----------
Property NOI (2)                          57,317      10,613       4,587          576       73,093
Unallocated Expenses (3)                      --          --          --      (49,362)     (49,362)
Unallocated Minority Interest (4)             --          --          --      (10,504)     (10,504)
Unallocated Other (5)                         --          --          --        1,922        1,922
Consolidated Net Income                       --          --          --           --       15,149
Additions to Real Estate Assets           27,330       1,168         630           --       29,128
Total Assets (6)                         654,079      81,347      29,741       18,425      783,592

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

                                 JP REALTY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Unitholders of the Operating Partnership elected to convert 125 Operating Partnership units having a recorded value of $1 into an equal number of shares of Common Stock during the nine months ended September 30, 2000. There were no such conversions in the nine months ended September 30, 2001.

                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                                 2001               2000
                                                            -------------      -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

The following non-cash transactions occurred:
Dividends accrued for stockholders not paid                 $       8,067      $       7,766
Distributions accrued for common unitholders not paid       $       1,801      $       1,745
Distributions accrued for preferred unitholders not paid    $       2,126      $          --


      On February 20, 2001, the Operating Partnership issued 2,500 units of limited partner interest to New Mexico I Partners in connection with its purchase of land and building at Animas Valley Mall from New Mexico I Partners. The value of the units issued on February 20, 2001 was $47.


8.    SUBSEQUENT EVENTS

      On October 12, 2001, the Operating Partnership used operating cash to pay off a loan which was scheduled to mature on November 30, 2001 for $1,243. The loan had a stated interest rate of 9.38% per annum.

      In October 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, opened Spokane Valley Mall Plaza, a new community center development in Spokane, Washington. This property is next to the Spokane Valley Mall and it contains approximately 132,000 square feet of gross leasable area and is 100% occupied.

      On  November  5,  2001,  the  Operating  Partnership  sold Fry's Plaza, a
community center in Glendale, Arizona for approximately $7,450.   This property
had approximately 119,000 square feet of gross leasable area.

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

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED
 SEPTEMBER 30, 2000

REVENUES

      Total revenues increased 1.9%, or $1,951,000, for the nine months ended September 30, 2001. Of the $1,951,000 increase, $1,597,000 was the result of increased revenues at the regional malls, $653,000 was the result of increased revenues at the community centers and $41,000 was the result of decreased revenues at the commercial properties. A decrease of $258,000 was not allocated to a particular property segment.

      MINIMUM RENTS

      Minimum rents increased 2.9%, or $2,165,000, for the nine months ended September 30, 2001. Minimum rents increased by $1,600,000 at the regional malls primarily due to the September 2000 completion of the expansion at the NorthTown Mall, the August 2000 addition of Dillard's as an anchor tenant to the North Plains Mall and overall growth throughout the regional mall portfolio. Minimum rents increased by $593,000 at the community centers primarily due to overall growth throughout the community center portfolio and $265,000 from lease termination settlements. Minimum rents at the commercial properties decreased by $28,000.

      PERCENTAGE AND OVERAGE RENTS

      Percentage and overage rents increased 16.8%, or $189,000, for the nine months ended September 30, 2001. Percentage and overage rents increased by $194,000 at the regional malls and decreased by $5,000 at the community centers.

      RECOVERIES FROM TENANTS

      Recoveries from tenants increased 3.2%, or $745,000, for the nine months ended September 30, 2001. Recoveries from tenants increased by $702,000 at the regional malls, $56,000 at the community centers and decreased by $13,000 at the commercial properties.

      INTEREST AND OTHER REVENUES

      Interest and other revenues decreased 49.2%, or $1,148,000, for the nine months ended September 30, 2001. Interest decreased $142,000 and other revenues decreased $1,006,000. The decrease in other revenues is primarily due to $729,000 received in 2000 from a local governmental redevelopment agency as payment for a prior year incentive to build in its community, along with a decrease in the amount of such incentives for the nine months ended September 30, 2001 compared to the same period of the prior year.

EXPENSES

      Total expenses increased 1.3%, or $983,000, for the nine months ended September 30, 2001. Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) decreased by $60,000, general and administrative expenses increased by $186,000, depreciation and amortization increased by $1,447,000 and interest decreased by $590,000.

      PROPERTY OPERATING EXPENSES

      Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $94,000 at the regional malls, decreased by $76,000 at the community centers and decreased by $78,000 at the commercial properties.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased $186,000 for the nine months ended September 30, 2001. The increase is primarily related to increased insurance expense related to the Company's health insurance plan which, in 2000, was lower due to the receipt of certain reinsurance proceeds. Higher legal and professional costs also contributed to this increase.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $1,447,000 for the nine months ended September 30, 2001. This increase is attributable to higher depreciation expense from newly developed GLA and tenant improvements off set by the effect of reducing asset lives on tenant improvements. In 2001, the effect of reducing asset lives on tenant improvements was $895,000 compared to $1,286,000 in 2000.

      INTEREST EXPENSE/CAPITALIZED INTEREST

      Interest expense decreased $590,000 for the nine months ended September 30, 2001. The decrease in interest expense is the result of lower interest rates on the Company's variable rate debt. Interest capitalized on projects under development was $414,000 in 2001 compared to $1,245,000 in 2000.

      MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED PARTNERSHIPS

      Losses attributable to minority interest decreased $397,000 to $21,000 income in 2001 compared to $376,000 loss in 2000. This is mainly due to a consolidated partnership where cumulative losses now exceed the limited partners' investment in such consolidated partnership and such losses previously attributable to its limited partners are now recognized by the Company.

      GAIN ON SALES OF REAL ESTATE

      Gain on sales of real estate decreased $1,130,000 due to a sale of an out parcel with a gain of $872,000 in 2001 compared to the gain on sales of real estate of $2,002,000 in 2000.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED
 SEPTEMBER 30, 2000

REVENUES

      Total revenues increased 0.2%, or $80,000, for the three months ended September 30, 2001. Of the $80,000 increase, $312,000 was the result of increased revenues at the regional malls, $1,000 was the result of decreased revenues at the community centers and $52,000 was the result of decreased revenues at the commercial properties. A decrease of $179,000 was not allocated to a particular property segment.

      MINIMUM RENTS

      Minimum rents increased 2.3%, or $599,000, for the three months ended September 30, 2001. Minimum rents increased by $459,000 at the regional malls primarily due to the September 2000 completion of the expansion at the NorthTown mall and overall growth throughout the regional mall portfolio. Minimum rents increased by $144,000 at the community centers. Minimum rents at the commercial properties decreased by $4,000.

      PERCENTAGE AND OVERAGE RENTS

      Percentage and overage rents decreased 41.0%, or $154,000, for the three months ended September 30, 2001. Percentage and overage rents decreased by $157,000 at the regional malls and increased $3,000 at the community centers.

      RECOVERIES FROM TENANTS

      Recoveries from tenants decreased 0.7%, or $59,000, for the three months ended September 30, 2001. Recoveries from tenants deceased by $62,000 at the regional malls, increased $19,000 at the community centers and decreased by $16,000 at the commercial properties.

      INTEREST AND OTHER REVENUES

      Interest and other revenues decreased 50%, or $306,000, for the three months ended September 30, 2001. Interest decreased $121,000 and other revenues decreased $185,000. The decrease in other revenues is primarily the result of a decrease in the amount of revenues due from a local governmental redevelopment agency for the three months ended September 30, 2001 compared to the same period in 2000.

EXPENSES

      Total expenses decreased 5.0%, or $1,368,000, for the three months ended September 30, 2001. Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) decreased by $146,000 general and administrative expenses decreased by $148,000 depreciation and amortization decreased by $139,000 and interest decreased by $935,000.

      PROPERTY OPERATING EXPENSES

      Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) decreased by $91,000 at the regional malls, decreased by $11,000 at the community centers and decreased by $44,000 at the commercial properties.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General  and  administrative  expenses  decreased $148,000  for the three
months  ended  September  30,  2001.   The decrease  is  primarily  related  to
decreased payroll costs and computer services.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased $139,000 for the three months ended September 30, 2001. This decrease is attributable to higher depreciation expense from newly developed GLA and tenant improvements, offset by the difference in the reduction in asset lives on certain tenant improvements in 2001 verses 2000. In 2001, the effect of reducing asset lives on tenant improvements was $338,000 compared to $1,033,000 in 2000.

      INTEREST EXPENSE/CAPITALIZED INTEREST

      Interest expense decreased $935,000 for the three months ended September 30, 2001. The decrease in interest expense is the result of lower interest rates on the Company's variable rate debt. Interest capitalized on projects under development was $215,000 in 2001 compared to $445,000 in 2000.

      MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED PARTNERSHIPS

      Losses attributable to minority interest decreased $251,000 to $75,000 income in 2001 compared to $176,000 loss in 2000. This is mainly due to a consolidated partnership where cumulative losses now exceed the limited partners' investment in such consolidated partnership and such losses previously attributable to its limited partners are now recognized by the Company.

      GAIN ON SALES OF REAL ESTATE

      Gain on sales of real estate decreased $373,000 due to sales of property in 2000 and no sales in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for cash distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 90% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. For the quarter ended September 30, 2001, the Company declared a dividend of $.495 per share payable October 16, 2001 to the stockholders of record as of October 4, 2001.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of September 30, 2001, the Company's cash and restricted cash amounted to approximately $12.2 million. In addition to its cash and restricted cash, unused capacity under the Operating Partnership's credit facility at September 30, 2001 totaled $86.5 million.

      The Company expects to meet its short-term liquidity requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Operating Partnership's credit facility.

      The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At September 30, 2001, the Company's total outstanding indebtedness was approximately $464.2 million. Such indebtedness included: (i) the Provo Towne Centre construction loan of approximately $44.1 million which was due in July 2001 and was extended, at the option of the Company, for an additional two years; (ii) the Spokane Valley Mall construction loan of $41.6 million which was due August 1, 2001 and was replaced with a new loan in the same amount maturing July 31, 2003; (iii) the Operating Partnership's credit facility with a balance of $113.5 million maturing July 2003; (iv) the $100 million senior notes with a principal payable of $25 million per year beginning March 2005;
(v) the $81.8 million, 6.68% first mortgage on NorthTown Mall which requires a balloon payment of approximately $73.0 million in September 2008; and (vi) the $78.5 million, 6.64% first mortgage on Boise Towne Square which requires a balloon payment of approximately $68.4 million in February 2011.

      Quarterly distributions to the preferred unitholders of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December of each year. If the last day of each payment period falls on a non-business day, payment is due on the immediately preceding business day for Series A and C and the following business day for Series B, except that payment for the Series B fourth quarter distributions must be made in December.

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

    On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement making the effective rate of interest on these notes 7.26%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Operating Partnership's prior credit facility. At September 30, 2001, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

    The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from the Operating Partnership's credit facility, from other debt and equity financings, including public financing and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 45% at September 30, 2001.

    Net cash provided by operating activities for the nine months ended September 30, 2001 was $51,248,000 versus $51,208,000 for the corresponding period of 2000. Net income adjusted for non-cash items accounted for a
$1,383,000 increase, while changes in operating assets and liabilities accounted for a $1,343,000 decrease.

    Net cash used in investing activities for the nine months ended September 30, 2001 was $23,996,000. It primarily reflects real estate asset investments of $22,006,000, an increase in restricted cash of $3,780,000 and proceeds from the sale of real estate of $1,790,000.

    Net cash used in financing activities for the nine months ended September 30, 2001 was $25,294,000. Cash was generated from the issuance of Common Stock upon the exercise of outstanding stock options in the amount of $2,135,000 and from borrowings of $132,973,000, which were used to repay outstanding borrowings in the amount of $133,285,000 and for distributions to preferred unitholders in the amount of $5,613,000 to minority interests in the amount of $350,000, to common stockholders in the amount of $16,077,000 and to common unitholders in the amount of $3,602,000 along with the payment of $1,475,000 for deferred financing costs.

    The Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

    The Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

    The Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). SFAS 143 requires that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

    The Financial Accounting Standards Board issued SFAS No.144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). SFAS 144 supersedes SFAS 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

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

    The Company uses long-term and medium-term debt as a source of capital. At September 30, 2001, the Company had approximately $264,965,000 of outstanding fixed rate debt, consisting of $100,000,000 in unsecured senior notes and $164,965,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2001 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 6.87% for the period ended September 30, 2001. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. Changes in general market interest rates will effect the fair value of the Company's fixed rate debt (i.e. as the interest rates increase the fair value of the debt decreases and as interest rates decrease the fair value of the debt increases) but will not have an effect on the interest rate, interest expense or cash flow of such debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. In addition to the October 12, 2001 Sears-Eastbay loan pay off of $1,243,000, $465,000 of scheduled principal amortization payments are due in 2001.

    The Operating Partnership's credit facility and existing construction loans have variable interest rates and any fluctuation in interest rates could
increase  or  decrease   the   Company's   interest   expense.   The  Operating
Partnership's credit facility borrowings are primarily transacted utilizing a variable interest rate tied to LIBOR, which as of September 30, 2001 was equal to LIBOR plus 110 basis points. The interest rate on the construction loan and loan facility as of September 30, 2001 was equal to LIBOR plus 150 basis points. The LIBOR rate used is at the Company's option and is based upon the 30, 60 or 90 day LIBOR rate. A change in the LIBOR rate will effect the Company's
interest  expense  and  cash  flow.   At   September  30,  2001,  the   Company
had approximately $199,185,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately
5.97%  for  the  period  ended  September  30,  2001.   If  the  interest  rate
for the Company's variable rate debt increased or decreased by 1%, the Company's subsequent annual interest rate expense on its then outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,992,000.

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


    		(a)   EXHIBITS

                                                EXHIBIT INDEX
EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
3.1              Amended and Restated Articles of Incorporation the Company (3(a))(1)
3.3              Articles Supplementary of the Company relating to the 8.75% Series A Cumulative Redeemable Preferred
                 Stock(2)
3.4              Articles Supplementary of the Company relating to the 8.95% Series B Cumulative Redeemable Preferred
                 Stock(2)
3.5              Articles Supplementary of the Company relating to the election to be subject to Title 3, Subtitle 8 of the Maryland General Corporation Law(3)
3.6              Articles Supplementary of the Company relating to the Series A Junior Preferred Stock(4)
3.7              Amendment to the Bylaws of the Company(3)
3.8              Amended and Restated By-Laws of the Company(3)
3.9              Articles Supplementary of the Company relating to the 8.75% Series C Cumulative Redeemable Preferred
                 Stock(3)
4.1              Specimen of Common Stock Certificate(4)(1)
10.1             Second Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited
                 Partnership(2)
10.2             Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))(1)
10.3             Employment and Non-Competition Agreement between the Company and John Price (10(d))(1)
10.4             Indemnification Agreement for Directors and Officers (10(f))(1)
10.5             Registration Rights Agreement among the Company and the Limited Partners of Price Development
                 Company, Limited Partnership (10(g))(1)
10.6             Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the
                 Limited Partners of Price Development Company, Limited Partnership(5)
10.7             Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited
                 Partnership (10(h))(1)
10.8             1993 Stock Option Plan (10(i))(1)
10.9             Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F.
                 Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400) (10(j))(1)
10.10            Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day
                 Saints and Price-James and Assumptions, dated September 24, 1979.  (Ground lease for Anaheim Plaza)
                 (10(k))(1)
10.11            Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and
                 Amendments and Transfers thereto. (Ground lease for Fort Union Plaza) (10(l))(1)
10.12            Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1,
                 1975 and Amendments thereto. (Ground lease for Price Fremont) (10(m))(1)
10.13            Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))(1)
10.14            First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(2)
10.15            Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(2)
10.16            Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(6)
10.17            Amended and Restated Rights Agreement between the Company and Investor Services, LLC, as Rights Agent
                 (7)
10.18            Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(8)
10.19            Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(9)
10.20            Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(10)

--------------------
      (1) Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
      (2) Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
	    and are incorporated herein by reference.
      (3) Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference.
      (4) Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
      (5) Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.
      (6) Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1999 and are incorporated herein by reference.
      (7) Document was previously filed with the Company's Current Report on Form 8-K dated January 29, 2001 and is incorporated herein by reference.
      (8) Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
      (9) Document was previously filed with the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
     (10) Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.
          (B)         CURRENT REPORTS ON FORM 8-K
                      None

                                       SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        JP REALTY, INC.
                                        (Registrant)


            November 9, 2001            /s/ G. Rex Frazier
------------------------------------   ---------------------------------
            November 9, 2001           /s/ G. Rex Frazier
                (Date)                 G. Rex Frazier
                                       PRESIDENT, CHIEF OPERATING OFFICER,
                                        AND DIRECTOR


           November 9, 2001             /s/ M. Scott Collins
------------------------------------   ---------------------------------
           November 9, 2001            /s/ M. Scott Collins
                (Date)                 M. Scott Collins
                                       VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                                EXHIBIT INDEX
EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
3.1              Amended and Restated Articles of Incorporation the Company (3(a))(1)
3.3              Articles Supplementary of the Company relating to the 8.75% Series A Cumulative Redeemable Preferred
                 Stock(2)
3.4              Articles Supplementary of the Company relating to the 8.95% Series B Cumulative Redeemable Preferred
                 Stock(2)
3.5              Articles Supplementary of the Company relating to the election to be subject to Title 3, Subtitle 8 of the Maryland General Corporation Law(3)
3.6              Articles Supplementary of the Company relating to the Series A Junior Preferred Stock(4)
3.7              Amendment to the Bylaws of the Company(3)
3.8              Amended and Restated By-Laws of the Company(3)
3.9              Articles Supplementary of the Company relating to the 8.75% Series C Cumulative Redeemable Preferred
                 Stock(3)
4.1              Specimen of Common Stock Certificate(4)(1)
10.1             Second Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited
                 Partnership(2)
10.2             Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))(1)
10.3             Employment and Non-Competition Agreement between the Company and John Price (10(d))(1)
10.4             Indemnification Agreement for Directors and Officers (10(f))(1)
10.5             Registration Rights Agreement among the Company and the Limited Partners of Price Development
                 Company, Limited Partnership (10(g))(1)
10.6             Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the
                 Limited Partners of Price Development Company, Limited Partnership(5)
10.7             Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited
                 Partnership (10(h))(1)
10.8             1993 Stock Option Plan (10(i))(1)
10.9             Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F.
                 Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400) (10(j))(1)
10.10            Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day
                 Saints and Price-James and Assumptions, dated September 24, 1979.  (Ground lease for Anaheim Plaza)
                 (10(k))(1)
10.11            Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and
                 Amendments and Transfers thereto. (Ground lease for Fort Union Plaza) (10(l))(1)
10.12            Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1,
                 1975 and Amendments thereto. (Ground lease for Price Fremont) (10(m))(1)
10.13            Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n))(1)
10.14            First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(2)
10.15            Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(2)
10.16            Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(6)
10.17            Amended and Restated Rights Agreement between the Company and Investor Services, LLC, as Rights Agent
                 (7)
10.18            Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(8)
10.19            Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(9)
10.20            Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership(10)

--------------------
      (1) Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in parenthetical, and are incorporated herein by reference.
      (2) Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
 	    and are incorporated herein by reference.
      (3) Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference.
      (4) Documents were previously filed with the Company's current report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
      (5) Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.
      (6) Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1999 and are incorporated herein by reference.
      (7) Document was previously filed with the Company's Current Report on Form 8-K dated January 29, 2001 and is incorporated herein by reference.
      (8) Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
      (9) Document was previously filed with the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
     (10) Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.