Form 10-K
period 2001-12-31
JP REALTY INC
filed 2002-02-15
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)

[X] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          For the fiscal year ended December 31, 2001

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $368,296,328 as of February 6, 2002. The aggregate market value has been computed based on a price of $23.10 per share, the closing price of the stock on the New York Stock Exchange on February 6, 2002.

                        Shares Outstanding at February 6, 2002
            16,159,769 Shares of Common Stock, par value $.0001 per share. 200,000 Shares of Price Group Stock, par value $.0001 per share.

                          DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement for the 2002 Annual Meeting of Stockholders scheduled to be held on May 1, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

      Certain matters discussed under the captions "Business and Properties", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference herein may constitute forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, terrorist activities, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.



                                        PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

      GENERAL

      JP Realty, Inc., a Maryland Corporation (together with its subsidiaries, the "Company"), is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") primarily engaged in the business of owning, leasing, managing, operating, developing, redeveloping and acquiring regional malls, community centers and other commercial and retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California (together with the Intermountain Region, the "Western States"). The Company is the sole general partner of Price Development Company, Limited Partnership, a Maryland limited partnership (the "Operating Partnership"). The Company was formed on September 8, 1993 to continue and expand the business, commenced in 1957, of certain companies (the "Predecessor Companies") affiliated with John Price, Chairman of the Board and Chief Executive Officer of the Company. The Company conducts all of its business operations through and holds a controlling interest in the Operating Partnership. As of December 31, 2001, the Company, through the Operating Partnership, held a portfolio consisting of 50 properties (the "Properties" or, individually, a "Property"), including 18 enclosed regional malls, 25 community centers and one free-standing retail Property located in ten states and six mixed-use commercial Properties located primarily in the Salt Lake City, Utah metropolitan area. Since 1976, the Company and its Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer, having constructed, developed or redeveloped 12 malls in this region (as well as four other malls in Arizona, Oregon and Washington).

      Based on total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties ("Total GLA")), the Company owns and operates the largest retail property portfolio in each of the states of Utah, Idaho and Wyoming, and is one of the leading owners and operators of retail shopping center properties throughout the Intermountain Region. As of December 31, 2001, the Company's retail portfolio contained an aggregate of 13,843,236 square feet of Total GLA and its commercial portfolio contained an aggregate of 1,354,774 square feet of gross leasable area (Company-owned leasable area within the Company's Properties ("GLA")). Based on Total GLA, the Company's retail Properties were approximately 93% leased as of December 31, 2001 and, based on GLA, its commercial Properties were approximately 96% leased as of that date. Segment information for the years ended December 31, 2001, 2000 and 1999 is included in the financial statements attached to this Annual Report on Form 10-K.

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

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interest (the "Series A Preferred Units") in a private placement. Each Series A Preferred Unit represents a limited partner interest in the Operating Partnership with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Operating Partnership's then-existing $200 million unsecured credit facility (the "Prior Credit Facility"). The Series A Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009 or earlier under certain circumstances. In the event that shares of Series A preferred stock are issued in exchange for Series A Preferred Units, the Operating Partnership will issue an equivalent number of Series A Preferred Units to the Company. Any shares of Series A preferred stock issued in exchange for Series A Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series A Preferred Units and will not be convertible into any other securities of the Company.

      On July 21, 1999, the Operating Partnership borrowed $33,777,000 from the Prior Credit Facility to reduce the Company's collateralized notes due 2001, bearing interest at a fixed 6.37% per annum, from $95,000,000 to $61,223,000. This transaction unencumbered four regional mall Properties. On January 22, 2001, the remaining balance of $61,223,000 on these notes matured and was paid off, unencumbering four additional regional mall Properties. In connection with the repayment of these notes, one of the Properties (Boise Towne Square) was used to secure a new first mortgage debt in the amount of $79,000,000 bearing interest at a fixed 6.64% per annum. The excess proceeds were used to pay transaction costs and reduce the outstanding balance on the 2000 Credit Facility (as defined herein).

      On July 28, 1999, the Operating Partnership issued 3,800,000 Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in a private placement. Each Series B Preferred Unit represents a limited partner interest in the Operating Partnership with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Prior Credit Facility and to increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009 or earlier under certain circumstances. In the event that shares of Series B preferred stock are issued in exchange for Series B Preferred Units, the Operating Partnership will issue an equivalent number of Series B Preferred Units to the Company. Any shares of Series B preferred stock issued in exchange for Series B Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series B Preferred Units and will not be convertible into any other securities of the Company.

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

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units") in a private placement. Each Series C Preferred Unit represents a limited partner interest of the Operating Partnership with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $7.8 million for the partial repayment of borrowings outstanding under the Prior Credit Facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010 or earlier under certain circumstances. In the event that shares of Series C preferred stock are issued in exchange for Series C Preferred Units, the Operating Partnership will issue an equivalent number of Series C Preferred Units to the Company. Any shares of Series C preferred stock issued in exchange for Series C Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series C Preferred Units and will not be convertible into any other securities of the Company.

      On July 28, 2000, the Operating Partnership replaced and canceled the Prior Credit Facility with a new $200 million unsecured credit facility (the "2000 Credit Facility") from a syndicate of banks lead by Bank One, NA. The 2000 Credit Facility has a three-year term and bears interest, at the option of the Operating Partnership, at one or a combination of (i) the higher of the federal funds rate plus 50 basis points or the prime rate or (ii) LIBOR plus a spread of 85 to 145 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The 2000 Credit Facility also includes a competitive bid option in the amount of $100 million which will allow the Operating Partnership to solicit bids for borrowings from the bank syndicate. The 2000 Credit Facility will be used for general corporate purposes including development, working capital, repayment of indebtedness and/or amortization payments. The 2000 Credit Facility contains restrictive covenants, including limitations on the amount of outstanding secured and unsecured debt of the Operating Partnership and requires the Operating Partnership to maintain certain financial ratios. The 2000 Credit Facility was used to payoff and replace the Prior Credit Facility. The 2000 Credit Facility provides for monthly payments of interest only. The weighted average interest rate paid on borrowings under the 2000 Credit Facility during the year ended December 31, 2001 was 5.16% per annum and the balance outstanding at December 31, 2001 was $124,000,000.

      On January 22, 2001, the Operating Partnership through Boise Mall, LLC, a wholly-owned subsidiary, obtained a first mortgage on Boise Towne Square, in Boise, Idaho, in the amount of $79,000,000 with a ten-year term. The payment is based on a thirty-year amortization schedule with a balloon payment of $68,315,000 on February 10, 2011, bearing interest at a fixed 6.64% per annum. The Operating Partnership used the proceeds to pay-off $61,223,000 outstanding notes due 2001, secured by real estate, with an interest rate of 6.37% to reduce amounts outstanding under the Operating Partnership's 2000 Credit Facility. The Properties unencumbered by this transaction include Cottonwood Mall in Holladay, Utah; North Plains Mall, in Clovis, New Mexico; and the Three Rivers Mall, in Kelso, Washington.

      On February 20, 2001, the Operating Partnership issued 2,500 units of limited partner interest to New Mexico I Partners in connection with its purchase of land and building at Animas Valley Mall, in Farmington, New Mexico, from New Mexico I Partners. The value of the Operating Partnership Units issued at that time was $47,000.

      On June 28, 2001, Provo Mall Development Company Ltd., a consolidated partnership of which the Operating Partnership is the general partner, exercised its right to extend its $50,000,000 variable rate construction loan facility. The balance outstanding as of December 31, 2001 was $44,085,000. The extension is for a two-year period maturing July 1, 2003.

      On July 31, 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, obtained a new loan facility from a group of banks led by Bank One, Arizona, NA. The new loan facility totaled $47,340,000, of which $41,600,000 was drawn at closing and used to pay-off and terminate the maturing $50,000,000 Spokane Valley Mall construction loan, which had a balance of $41,600,000. The new loan facility is for two years, maturing on July 31, 2003, with an interest rate of LIBOR plus 150 basis points. An additional $5,740,000 was drawn on the loan facility in December 2001 to help fund the newly developed Spokane Valley Mall Plaza, a new community center located next to Spokane Valley Mall, in Spokane, Washington. The balance outstanding under this loan facility, as of December 31, 2001, was $47,340,000.

      On October 12, 2001, the Operating Partnership used operating cash to pay off a $1,243,000 loan on the Company's Sears-East Bay Property, in Provo, Utah, which was scheduled to mature on November 30, 2001. The loan had a stated interest rate of 9.38% per annum.

      Each of the Company's regional malls is the premier and dominant mall and, in some cases, the only mall within its trade area and is generally considered to be the financial, economic and social center for a given geographic area. The trade areas surrounding the Company's malls have a drawing radius, depending on the mall, ranging from five to over 150 miles. The malls have attracted as anchor tenants some of the leading national and regional retail companies such as JCPenney, Nordstrom, The Bon March<e'>, Sears, Dillard's, Mervyn's and Meier & Frank. The 18 regional malls in the portfolio contain an aggregate of approximately 10,414,000 square feet of Total GLA and range in size from approximately 301,000 to approximately 1,166,000 square feet of Total GLA. The community center portfolio consists of 25 Properties in eight states containing approximately 3,427,000 square feet of Total GLA. The one free-standing retail Property contains a total of approximately 2,000 square feet of GLA. The commercial portfolio, which includes 38 commercial buildings containing approximately 1,355,000 square feet of GLA, is primarily located in the Salt Lake City, Utah area where the Company's headquarters are located.

      In October 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, opened Spokane Valley Mall Plaza, a new community center development in Spokane, Washington. This Property is next to the Spokane Valley Mall and contains approximately 132,000 square feet of GLA. At December 31, 2001, this Property was 100% occupied.

      On November 5, 2001, the Operating Partnership sold Fry's Plaza, a community center, in Glendale, Arizona, for approximately $7,450,000. This property had approximately 119,000 square feet of GLA. The gain on the sale of this property was $4,093,000.

      The Company sold parcels of undeveloped land adjacent to its Cache Valley Mall, in Logan, Utah, and adjacent to its Spokane Valley Mall, in Spokane, Washington, during 2001. The gain on sale at these Properties was $872,000 and $118,000, respectively.

PROPERTIES

      The following tables set forth certain information relating to the Properties, all of which (except as otherwise indicated) are 100% owned by the Operating Partnership. The Company believes that all such Properties are adequately covered by insurance.


                                RETAIL PROPERTIES

                                                                                          OCCUPANCY AS OF
                                                                                            12/31/2001 (6)
                                                                                     -----------------------

                                    FREE-                                                     BASED
                                  STANDING TENANT               TOTAL                TENANT    ON    BASED  TENANT OWNER-
                         PROPERTY STORES(2)SHOPS(3) ANCHORS    GLA(4)     GLA(5)     OWNED    TOTAL   ON     SHOP  SHIP
   PROPERTY     LOCATION TYPE(1)  (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)   (SQ.FT.)   (SQ.FT.)   GLA    GLA   SPACE  TYPE(7)ANCHORS
--------------- -------- -------  -------  -------- --------- ---------- ---------- --------- ------ ------ ------ ------ ----------
REGIONAL MALLS

Utah
----
Cache Valley
Mall            Logan       RM     30,120    97,011   182,889    310,020    307,520     2,500  94.3%  94.2%  83.8%  Fee   JCPenney,
                                                                                                                          Dillard's,
                                                                                                                          C-A-L
                                                                                                                          Ranch,
                                                                                                                          Gotts-
                                                                                                                          chalk's
Cottonwood
Mall (8)        Holladay    RM     53,300   322,890   379,508    755,698    755,698        --  84.9%  84.9%  64.6%  Fee   JCPenney,
                                                                                                                          Meier &
                                                                                                                          Frank
Provo Towne
Center (9)      Provo       RM      9,564   231,532   560,505    801,601    460,972   340,629  95.2%  91.7%  83.4%  Fee   JCPenney,
                                                                                         (10)                             Dillard's,
                                                                                                                          Cinemark
                                                                                                                          Theaters,
                                                                                                                          Sears
Red Cliffs      St.
Mall            George      RM     17,425    90,977   277,057    385,459    271,188   114,271  98.3%  97.6%  92.9%  Fee   JCPenney,
                                                                                         (11)                             Sears,
                                                                                                                          Dillard's
                                                                                                                          (11)

IDAHO
-----
Boise Towne
Square (9)      Boise       RM     90,418   391,398   684,597  1,166,413    594,642   571,771  98.8%  97.7%  96.5% Fee/   JCPenney,
                                                                                         (12)                     GL/(13) Dillard's,
                                                                                                                          Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Mervyn's
Grand Teton     Idaho
Mall            Falls       RM     29,089   164,064   344,882    538,035    532,415     5,620  96.6%  96.5%  88.8%  Fee   JCPenney,
                                                                                                                          Sears,
                                                                                                                          Dillard's,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Old Navy
Pine Ridge
Mall            Pocatello   RM     25,818   146,480   437,987    610,285    498,785   111,500  96.9%  96.2%  86.9% Fee/   JCPenney,
                                                                                         (14)                     GL/(15) Dillard's
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Sears,
                                                                                                                          ShopKo
Silver Lake     Coeur
Mall            d'Alene     RM     20,090    97,266   217,493    334,849    327,913     6,936  97.3%  97.3%  90.8%  Fee   JCPenney,
                                                                                                                          Sears,
                                                                                                                          Emporium,
                                                                                                                          Gotts-
                                                                                                                          chalk's

WASHINGTON
----------
NorthTown Mall
(9)             Spokane     RM         --   394,826   652,892  1,047,718    805,326   242,392  95.9%  94.7%  89.2%  Fee   JCPenney,
                                                                                         (16)                             Sears,
                                                                                                                          Barnes &
                                                                                                                          Noble,
                                                                                                                          Mervyn's,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Emporium,
                                                                                                                          Nordstrom
                                                                                                                          Rack,
                                                                                                                          Regal
                                                                                                                          Cinemas
                                                                                                                          (17)

<
PAGE> 6


                                RETAIL PROPERTIES (continued)

                                                                                          OCCUPANCY AS OF
                                                                                            12/31/2001 (6)
                                                                                     -----------------------
                                    FREE-                                                     BASED
                                  STANDING TENANT               TOTAL                TENANT    ON    BASED  TENANT OWNER-
                         PROPERTY STORES(2)SHOPS(3) ANCHORS    GLA(4)     GLA(5)     OWNED    TOTAL   ON     SHOP  SHIP
   PROPERTY     LOCATION TYPE(1)  (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)   (SQ.FT.)   (SQ.FT.)   GLA    GLA   SPACE  TYPE(7)ANCHORS
--------------- -------- -------  -------  -------- --------- ---------- ---------- --------- ------ ------ ------ ------ ----------
REGIONAL MALLS
(continued)
Spokane Valley
Mall (9)        Spokane     RM     54,296   270,397   411,731    736,424    481,727   254,697  94.6%  91.7%  85.2%  Fee   JCPenney,
                                                                                         (18)                             Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Regal
                                                                                                                          Cinemas
                                                                                                                          (17)


Three Rivers
Mall            Kelso       RM    246,890   126,789   188,076    561,755    379,874   181,881  93.1%  89.8%  69.6%  Fee   JCPenney,
                                                                                         (19)                             Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Emporium,
                                                                                                                          Regal
                                                                                                                          Cinemas
                                                                                                                          (17)


OREGON
------
Salem Center    Salem       RM         --   165,629   483,000    648,629    210,629   438,000  96.6%  89.5%  86.6%  Fee/  JCPenney,
                                                                                         (20)                      GL(21) Mervyn's,
                                                                                                                          Meier &
                                                                                                                          Frank,
                                                                                                                          Nordstrom,
                                                                                                                          Regal
                                                                                                                          Cinemas
                                                                                                                          (17)


WYOMING
-------
Eastridge Mall  Casper      RM     17,500   217,521   336,821    571,842    495,959    75,883  96.0%  95.4%  89.6%  Fee   JCPenney,
(8)                                                                                      (22)                             Target,
                                                                                                                          The Bon
                                                                                                                          March<e'>,
                                                                                                                          Sears,
                                                                                                                          Old
                                                                                                                          Navy,
                                                                                                                          Ross

White Mountain  Rock
Mall            Springs     RM     26,025   105,992   208,452    340,469    340,469        --  72.2%  72.2%  57.6%  Fee   JCPenney,
                                                                                                                          Herbergers
                                                                                                                          (23)(24)

NEW MEXICO
----------
Animas Valley   Farm-
Mall            ington      RM     33,000   220,816   271,155    524,971    515,971     9,000  78.8%  78.4%  72.3%  Fee   JCPenney,
                                                                                                                          Sears,
                                                                                                                          Dillard's,
                                                                                                                          Ross (24)

North Plains
Mall            Clovis      RM     24,111    81,416   195,544    301,071    297,951     3,120  94.8%  94.7%  80.6%  Fee   JCPenney,
                                                                                                                          Sears,
                                                                                                                          Beall's,
                                                                                                                          Dillard's

ARIZONA
-------
Mall at Sierra  Sierra
Vista           Vista       RM      4,500   103,105   231,270    338,875    137,883   200,992  94.2%  85.8%  81.0%  Fee   Sears,
                                                                                         (10)                             Dillard's,
                                                                                                                          Cinemark
                                                                                                                          Theaters

CALIFORNIA
----------
Visalia Mall    Visalia     RM      8,510   174,203   257,000    439,713    439,713        --  99.2%  99.2%  98.1%  Fee   JCPenney,
                                                                                                                          Gotts-
                                                                                                                          chalk's
                                  ------- --------- --------- ---------- ---------- --------- ------ ------ ------
Subtotal
Regional Malls                    690,656 3,402,312 6,320,859 10,413,827  7,854,635 2,559,192  93.8%  91.8%  84.0%
                                  ------- --------- --------- ---------- ---------- --------- ------ ------ ------

                                RETAIL PROPERTIES (continued)

                                                                                          OCCUPANCY AS OF
                                                                                            12/31/2001 (6)
                                                                                     -----------------------
                                    FREE-                                                     BASED
                                  STANDING TENANT               TOTAL                TENANT    ON    BASED  TENANT OWNER-
                         PROPERTY STORES(2)SHOPS(3) ANCHORS    GLA(4)     GLA(5)     OWNED    TOTAL   ON     SHOP  SHIP
   PROPERTY     LOCATION TYPE(1)  (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)   (SQ.FT.)   (SQ.FT.)   GLA    GLA   SPACE  TYPE(7)ANCHORS
--------------- -------- -------  -------  -------- --------- ---------- ---------- --------- ------ ------ ------ ------ ----------
COMMUNITY
CENTERS
AND FREE-
STANDING
RETAIL
PROPERTY

UTAH
----
Cottonwood      Salt
Square          Lake        CC         --    35,467    41,612     77,079     77,079        --  95.3%  95.3%  89.9%  Fee/  Albertsons
                City                                                                                               GL(25)

Fort Union      Salt
Plaza           Lake        CC     32,968        --        --     32,968     32,968        -- 100.0% 100.0%    -- GL(26)  None
                City

Gateway         Bountiful   CC     35,982    75,586   178,361    289,929    159,891   130,038  99.6%  99.2%  98.4%  Fee   ShopKo,
                                                                                         (14)                             Ross,
                                                                                                                          Michaels',
                                                                                                                          TJ Maxx

North Temple    Salt
Shops           Lake        CC         --    10,085    72,376     82,461     10,085    72,376 100.0% 100.0% 100.0%  Fee   Albertsons
                City                                                                     (27)                             Rite Aid


Orem Plaza-
Center Street   Orem        CC      9,587    18,814    62,420     90,821     85,221     5,600 100.0% 100.0% 100.0%  Fee   Savers,
                                                                                                                          Showbiz
                                                                                                                          Pizza

Orem Plaza-
State Street    Orem        CC     16,990    19,057    59,055     95,102     27,497    67,605  97.8%  92.3%  88.9%  Fee   Rite
                                                                                         (28)                             Aid,
                                                                                                                          Staples

Plaza 9400      Sandy       CC     34,510    55,445   136,745    226,700    226,700        -- 100.0% 100.0% 100.0% GL(29) Albertsons
                                                                                                                          Fred
                                                                                                                          Meyer

Red Cliffs      St.
Plaza           George      CC     20,023        --    46,608     66,631     57,304     9,327 100.0% 100.0%     --  Fee   America's
                                                                                                                          Best
                                                                                                                          Furniture
                                                                                                                          Warehouse

River Pointe    West
Plaza           Jordan      CC     18,522    51,181   150,431    220,134     51,181   168,953  96.7%  85.9%  85.9%  Fee   Albertsons
                                                                                         (30)                             ShopKo

Riverside
Plaza           Provo       CC     10,050    21,211   146,394    177,655    174,655     3,000  97.6%  97.6%  80.0%  Fee   Macey's,
                                                                                                                          Rite Aid,
                                                                                                                          Big Lots

University
Crossing        Orem        CC      7,884    38,544   153,608    200,036    199,136       900  92.4%  92.4%  60.8%  Fee   Burlington
                                                                                                                          Coat (31),
                                                                                                                          OfficeMax
                                                                                                                          (32),
                                                                                                                          CompUSA,
                                                                                                                          Barnes &
                                                                                                                          Noble

IDAHO
-----
Alameda Plaza   Pocatello   CC     19,049    27,346   143,946    190,341    190,341        --  37.2%  37.2%  50.5%  Fee   Albertsons
(33)

Baskin Robbins  Idaho
17th St.        Falls       FR      1,814        --        --      1,814      1,814        -- 100.0% 100.0%     --  Fee   None


Boise Plaza     Boise       CC         --        --   108,464    108,464    108,464        -- 100.0% 100.0%     -- PI(34) Burlington
                                                                                                                          Coat (31),
                                                                                                                          Albertsons

Boise Towne
Plaza           Boise       CC     13,143    12,000    91,534    116,677    116,677        -- 100.0% 100.0% 100.0%  Fee   Circuit
                                                                                                                          City,
                                                                                                                          Linens'n
                                                                                                                          Things,
                                                                                                                          Old
                                                                                                                          Navy

Twin Falls      Twin
Crossing        Falls      CC         --    37,680        --     37,680     37,680        -- 100.0% 100.0% 100.0%  Fee    None

Yellowstone     Idaho
Square          Falls       CC     18,419    36,923   166,733    222,075    220,275     1,800  14.7%  14.0%  35.6%  Fee   Albertsons
                                                                                                                          (24)


                                RETAIL PROPERTIES (continued)

                                                                                          OCCUPANCY AS OF
                                                                                            12/31/2001 (6)
                                                                                     -----------------------

                                    FREE-                                                     BASED
                                  STANDING TENANT               TOTAL                TENANT   ON      BASED  TENANT OWNER-
                         PROPERTY STORES(2)SHOPS(3)  ANCHORS    GLA(4)     GLA(5)    OWNED    TOTAL    ON    SHOP   SHIP
   PROPERTY     LOCATION TYPE(1)  (SQ.FT.) (SQ.FT.)  (SQ.FT.)  (SQ.FT.)   (SQ.FT.)  (SQ.FT.)  GLA     GLA   SPACE  TYPE(7)ANCHORS
--------------- -------- -------  -------  -------- --------- ---------- ---------- --------- ------ ------ ------ ------ ----------
COMMUNITY
CENTERS
AND FREE-
STANDING
RETAIL
PROPERTY
(CONTINUED)

OREGON
------
Bailey Hills
Plaza           Eugene      CC     12,000    11,895   155,000    178,895     11,895   167,000  99.2%  87.3%  87.3%   Fee  Safeway,
                                                                                         (35)                             ShopKo

Division
Crossing        Portland    CC      2,589    24,091    67,960     94,640     92,051     2,589  94.2%  94.1%  77.4%   Fee  Safeway,
                                                                                                                          Rite
                                                                                                                          Aid

Halsey
Crossing        Gresham     CC      7,267    39,342    52,764     99,373     99,373        --  96.6%  96.6%  91.4% GL(36) Safeway




NEVADA
------
Fremont         Las
Plaza           Vegas       CC      6,542    19,648    77,348    103,538    103,538        --  97.2%  97.2%  85.1% GL(37) Smith's
                                                                                                                          Food &
                                                                                                                          Drug,
                                                                                                                          Sav-On
                                                                                                                          Drug

Plaza 800       Sparks      CC      5,985    21,821   148,625    176,431    176,431        --  98.2%  98.2%  85.3% GL(38) Albertsons
                                                                                                                          ShopKo


COLORADO
--------
Austin Bluffs   Colorado
Plaza           Springs     CC     13,997    35,859    71,543    121,399     78,902    42,497  99.0%  98.5%  96.7%   Fee  Albertsons
                                                                                         (39)                             Longs
                                                                                                                          Drugs

ARIZONA
-------
Woodlands
Village         Flagstaff   CC      4,020    43,380   146,898    194,298     91,858   102,440  99.5%  98.9%  97.6%  Fee   Bashas',
                                                                                         (40)                             Wal-Mart

CALIFORNIA
----------
Anaheim Plaza   Anaheim     CC     10,000        --    82,170     92,170     92,170        -- 100.0% 100.0%     -- PI(41) Fullerton
                                                                                                                          Toyota

WASHINGTON
----------
Spokane Valley
Mall Plaza      Spokane     CC      6,000        --   126,098    132,098    132,098        -- 100.0% 100.0%     --  Fee   Sports-
                                                                                                                          man's
                                                                                                                          Warehouse,
                                                                                                                          Linens 'n
                                                                                                                          Things,
                                                                                                                          Old
                                                                                                                          Navy
                                  -------  -------- --------- ---------- ---------- --------- ------ ------ ------
Subtotal
Community
Centers                           307,341   635,375 2,486,693  3,429,409  2,655,284   774,125  89.5%  86.4%  85.9%
                                  ------- --------- --------- ---------- ---------- --------- ------ ------ ------
Total Retail
Properties                        997,997 4,037,687 8,807,552 13,843,236 10,509,919 3,333,317  92.7%  90.4%  84.3%
                                  ======= ========= ========= ========== ========== ========= ====== ====== ======



                                RETAIL PROPERTIES (continued)
-------------------------
(1)  Property  type  definitions  are  as follows: Regional Mall--RM, Community
     Centers--CC and Free-standing Retail Properties--FR.
(2)  Free-standing stores means leasable  buildings or other structures located on a property which are not physically  attached  to  a  mall or community center.
(3)  Tenant shops means non-anchor retail stores located in a mall or community center.
(4)  Represents  Company-owned  leasable  area  and tenant-owned leasable  area within the Properties.
(5)  Represents Company-owned leasable area within the Properties.
(6)  Occupied space is defined as any space where a tenant is obligated for the space under a signed long-term lease.
(7)  Ownership  type  definitions  are  as follows: Fee,  Ground  lease-GL  and
     Partnership Interest-PI.
(8)  Carmike Cinemas, a tenant at this Property, has filed for protection under the United States Bankruptcy Code (the "Bankruptcy Code").  The Trustee in
     bankruptcy has rejected the terms of  Carmike's  lease  effective February
     28,  2002  and  the Company is currently in the process of re-leasing  the space.
(9)  Secured Property as of December 31, 2001.
(10) Tenant-owned space at this Property includes Dillard's and Sears.
(11) Tenant-owned space  at this Property includes Wal-Mart which is vacant but continues to be responsible under its reciprocal easement agreement.
(12) Tenant-owned space at  this  Property  includes JCPenney, Sears, Dillard's and Mervyn's.
(13) The Operating Partnership owns a ground  lease on two acres used primarily for parking and landscaping.  The lease is renewed annually.
(14) Tenant owned space at this Property includes ShopKo.
(15) The Operating Partnership owns two ground  leases  on  7.3  acres  and 1.2 acres.  The leases expire in 2010 and 2011.
(16) Tenant-owned space at this Property includes Sears and Mervyn's.
(17) Regal  Cinemas,  a tenant at this property, has filed for protection under
     the Bankruptcy Code.   The  Trustee  in  bankruptcy  assumed Regal Cinemas
     lease  at  this property and Regal continues to be responsible  for  lease payments pursuant to the terms of the lease.
(18) Tenant-owned space at this Property includes Sears and The Bon March<e'>
(19) Tenant owned space at this property includes Target and Top Foods.
(20) Tenant-owned  space  at this Property includes JCPenney, Mervyn's, Meier &
     Frank and Nordstrom.
(21) The Operating Partnership  owns  2.35  acres  in  fee  and also owns seven ground leases on 1.58 acres.  The leases expire in 2052 and 2061.
(22) Tenant-owned space at this Property includes Target.
(23) Wal-Mart is paying rent but not occupying the space.  The  lease  ends  in
     July 2009.
(24) Anchor space is vacant as of December 31, 2001.
(25) The Operating Partnership owns ground leases on 2.2 acres that expire 2011 through 2051.
(26) The  Operating  Partnership owns ground leases on 7.0 acres that expire in
     2074.
(27) Tenant-owned space at this Property includes Albertsons and Rite Aid.
(28) Tenant-owned space at this Property includes Rite Aid and Staples.
(29) The Operating Partnership  owns ground leases on 22.9 acres that expire in
     2007.  The Operating Partnership has the option to renew through 2032.
(30) Tenant-owned space at this Property includes Albertsons and ShopKo.
(31) The Operating Partnership's  lease  is with Fred Meyer which subleases the
     Property space to Burlington Coat.
(32) The Operating Partnership's lease is  with  Fred Meyer which subleases the
     Property  space  to Burlington Coat.  33.6% of  the  space  sub-leased  by
     Burlington Coat is further subleased to Office Max.
(33) Carmike Cinemas, a tenant at this Property, has filed for protection under
     the Bankruptcy Code.   The  Trustee  in  bankruptcy  has  not  accepted or
     rejected  Carmike's  lease  at this Property and Carmike continues  to  be responsible for lease payments pursuant to the terms of the lease.
(34) The  Operating  Partnership's  ownership   interest   represents  a  73.3%
     partnership interest in the current fee holder of the Property.
(35) Tenant-owned space at this Property includes Safeway and ShopKo.
(36) The Operating Partnership owns ground leases on 6.4 acres  that  expire in
     2068.
(37) The Operating Partnership owns ground leases on 17.0 acres that expire  in
     2005.  The Operating Partnership has the option to renew through 2035.
(38) The  Operating Partnership owns ground leases on 16.8 acres that expire in
     2024.
(39) Tenant-owned space at this Property includes Longs Drugs.
(40) Tenant-owned space at this property includes Wal-Mart.
(41) The  Operating   Partnership's   ownership   interest   represents  a  50%
     partnership interest in the current ground lease holder of the Property.

                                                       COMMERCIAL PROPERTIES

                                                                                             OCCUPANCY
                                                         PROPERTY       GLA       BASED ON   OWNERSHIP
             PROPERTY                     LOCATION       TYPE (1)     (SQ. FT.)     GLA        TYPE
------------------------------------   --------------  ------------  ----------  ----------  ---------
UTAH
----
Price Business Center-Pioneer Square   Salt Lake City         BP         497,883      96.1%      Fee
Price Business Center-South Main       Salt Lake City         BP         114,071      90.5%      Fee
Price Business Center-Timesquare       Salt Lake City         BP         289,522      89.5%      Fee
Sears-Eastbay                          Provo                  CP          48,880     100.0%      Fee
Price Business Center-Commerce Park    West Valley City       BP         393,360     100.0%      Fee

IDAHO
-----
Boise/FSB Plaza                        Boise                  CP          11,058     100.0%      Fee
                                                                      ----------   --------
                                                                       1,354,774      95.5%
                                                                      ==========   ========

----------------------
(1) Property type definitions are as follows: Business Park--BP, Commercial Property--CP.

SIGNIFICANT PROPERTIES

      Boise Towne Square, in Boise, Idaho, contributed approximately 10.1% of the Company's total rental revenue (i.e., minimum rents plus percentage rents ("Rental Revenue")) for the year ended December 31, 2001. Additionally, NorthTown Mall, in Spokane, Washington, comprised in excess of 10% of the book value of Company assets and total Rental Revenue for the year ended December 31, 2001. Certain additional information relating to these Properties is set forth below.

BOISE TOWNE SQUARE

      Boise Towne Square is centrally located in Boise, Idaho adjacent to the main thoroughfare of the city. Boise Towne Square was opened by the
Predecessor Companies in October 1988. Boise Towne Square is the dominant regional mall in its trade area, with several community centers as its major competition.

      On January 22, 2001, in connection with the repayment of the Company's collateralized notes due 2001, the Property was contributed to Boise Mall, LLC, a wholly-owned subsidiary of the Company, and a first mortgage of $79,000,000 was placed on the Property. The mortgage has a ten-year term with a thirty-year amortization schedule bearing interest at 6.64% per annum and a balloon payment on February 10, 2011. The Company leases approximately two acres of land which are utilized for perimeter parking and landscaping from Union Pacific Railroad Company on a year-to-year basis from December 1 to November 30 at a current rental rate of $20,000 per year. The Company believes that the Property is adequately insured. Depreciation and amortization are taken utilizing the straight-line method over a period of four to 40 years with a net book basis of approximately $47,294,000, $46,964,000, and $47,833,000 at
December 31, 2001, 2000 and 1999, respectively. It is the Company's policy to renovate, expand and upgrade the Property as warranted by market conditions.

      As of December 31, 2001, 2000 and 1999, Boise Towne Square was 99%, 98% and 99% leased, respectively, with an average annual rent from shop tenants per square foot of $25.22, $24.08 and $22.77 for the years ended on those respective dates. Three department stores, JCPenney, Dillard's and The Bon March<e'>, are the only tenants which occupy 10% or more of Total GLA at this Property. JCPenney and Dillard's own their own land and buildings and are each subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2078, while The Bon March<e'>'s lease is for a term of 20 years, expiring in 2008, with two 20-year extension options.

      Boise Towne Square's leases will expire on the following schedule:


                                                            AVERAGE             PERCENTAGE OF GLA
                                              ANNUALIZED   ANNUALIZED     REPRESENTED BY EXPIRING LEASES
                                               BASE RENT  BASE RENT PER  --------------------------------
 LEASE EXPIRATIONS      NUMBER   APPROXIMATE    UNDER     SQ. FT. UNDER    ASSUMING NO     ASSUMING FULL
    YEAR ENDING       OF LEASES      GLA       EXPIRING     EXPIRING       EXERCISE OF      EXERCISE OF
  DECEMBER 31, (1)     EXPIRING  SQUARE FEET    LEASES       LEASES      RENEWAL OPTIONS  RENEWAL OPTIONS
--------------------  ---------  -----------  ----------  -------------  ---------------  ---------------
2002                         11       15,653    $322,416         $20.60            2.66%            2.45%
2003                         18       33,701     772,717          22.93            5.72%            4.45%
2004                         12       32,025     618,886          19.33            5.43%            2.49%
2005                          9       17,510     359,870          20.55            2.97%            2.36%
2006                         10       23,936     500,671          20.92            4.06%            2.83%
2007                          4        6,467     205,596          31.79            1.10%            1.10%
2008                         23      219,324   2,189,631           9.98           37.22%            6.57%
2009                         27       73,650   1,700,241          23.09           12.50%            9.51%
2010                         21       53,876   1,495,582          27.76            9.14%            8.70%
2011 and thereafter          22       68,842   1,762,405          25.60           11.68%            8.85%
                      ---------  -----------                             ---------------  ---------------
Total                       157      544,984                                      92.48%           49.31%
                      =========  ===========                             ===============  ===============

---------------------
(1) Excludes tenants paying percentage rents in-lieu of minimum rents.

NORTHTOWN MALL

      On August 6, 1998, the Company purchased NorthTown Mall, a two-level 949,880 square foot regional mall, located in Spokane, Washington.

      NorthTown Mall is Spokane's largest mall with competition coming from the Company's Spokane Valley Mall as well as one other mall and several community centers. As of December 31, 2001, 2000 and 1999, the mall was 96%, 95% and 94% leased, respectively, with an average annual rent from shop tenants per square foot of $30.33, $29.33 and $29.47 for the years ended on these respective dates. Two department stores, JCPenney and Sears, are the only tenants which occupy 10% or more of Total GLA at this Property. Sears owns its own land and buildings and is subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2040, while JCPenney's lease is for a term of 20 years, expiring in 2011 with six five-year extension options.

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

      NorthTown Mall is financed in part by a first mortgage. The balance at December 31, 2001, 2000 and 1999 on the first mortgage was $81,571,000, $82,540,000 and $83,382,000, respectively. Depreciation and amortization are taken utilizing the straight-line method over a period of three to 40 years with a net book basis of approximately $140,754,000, $143,525,000 and $135,183,000, at December 31, 2001, 2000 and 1999, respectively.

      NorthTown Mall's leases will expire on the following schedule:

                                                            AVERAGE             PERCENTAGE OF GLA
                                              ANNUALIZED   ANNUALIZED     REPRESENTED BY EXPIRING LEASES
                                               BASE RENT  BASE RENT PER  --------------------------------
 LEASE EXPIRATIONS      NUMBER   APPROXIMATE    UNDER     SQ. FT. UNDER    ASSUMING NO     ASSUMING FULL
    YEAR ENDING       OF LEASES      GLA       EXPIRING     EXPIRING       EXERCISE OF      EXERCISE OF
  DECEMBER 31, (1)     EXPIRING  SQUARE FEET    LEASES       LEASES      RENEWAL OPTIONS  RENEWAL OPTIONS
--------------------  ---------  -----------  ----------  -------------  ---------------  ---------------

2002                         22       67,076  $1,128,659         $16.83            9.43%            9.13%
2003                         13       11,972     416,304          34.77            1.68%            1.68%
2004                         17       36,325     805,479          22.17            5.11%            4.64%
2005                         14       28,379     815,335          28.73            3.99%            3.38%
2006                         12       22,375     595,341          26.61            3.15%            3.15%
2007                         12       28,568     808,461          28.30            4.02%            3.72%
2008                          2        5,879     115,300          19.61            0.83%            0.83%
2009                         15       53,648   1,206,568          22.49            7.54%            6.89%
2010                         14       77,101   1,430,288          18.55           10.84%            3.41%
2011 and thereafter          19      349,928   2,820,961           8.06           49.21%            4.55%
                      ---------  -----------                             ---------------  ---------------
Total                       140      681,251                                      95.80%           41.38%
                      =========  ===========                             ===============  ===============

--------------------
(1) Excludes tenants paying percentage rents in-lieu of minimum rents.

THE COMPANY'S LARGEST TENANTS

  Large stores (over 20,000 square feet per store) occupy 65.5% of the Total GLA of the Company's regional malls and community centers. The Company's largest tenants include JCPenney, Sears, Dillard's, The Bon March<e'>, Meier & Frank, Mervyn's, Gottschalk's, The Emporium, Regal Cinemas, Cinemark Theaters, ShopKo, Nordstrom, Target, Albertsons, Burlington Coat and Fred Meyer. No tenant represented more than 3.96% of the Company's total Rental Revenues for the year ended December 31, 2001.

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

  Anchor tenants in the regional malls include: JCPenney, Sears, Dillard's, The Bon March<e'>, Meier & Frank, Mervyn's, Gottschalk's, The Emporium, Regal Cinemas, Cinemark Theaters, ShopKo, Nordstrom and Target. Anchors in the regional malls occupy 60.7% of Total GLA of the regional malls. The following table summarizes the Total GLA owned and leased as of December 31, 2001 by these anchors:

                                           COMPANY-                                           COMPANY-OWNED
                               NUMBER OF    OWNED        ANCHOR-       ANCHOR       PERCENT   ANCHOR RENTS
                                ANCHOR      SQUARE        OWNED       TOTAL GLA      TOTAL       AS % OF
            ANCHOR              STORES       FEET      SQUARE FEET   SQUARE FEET      GLA      REVENUE (1)
-----------------------------------------------------------------------------------------------------------
JCPenney                            17     1,205,146       243,591     1,448,737       9.53%          3.96%
Sears                               13       546,847       611,001     1,157,848       7.62%          1.65%
Dillard's                            9       553,118       483,997     1,037,115       6.82%          1.38%
The Bon March<e'>                    7       511,969       120,420       632,389       4.16%          2.26%
Meier & Frank                        2       214,354       183,500       397,854       2.62%             *
Mervyn's                             3            --       241,560       241,560       1.59%            --
Gottschalk's                         2       194,417            --       194,417       1.28%          1.14%
The Emporium                         3       153,003            --       153,003       1.01%             *
Regal Cinemas                        4       151,298            --       151,298       1.00%          1.42%
Cinemark Theaters                    2       113,128            --       113,128          *           1.36%
ShopKo                               1            --       111,500       111,500          *             --
Nordstrom                            2        26,304        72,000        98,304          *              *
Target                               1            --        75,883        75,883          *             --

----------------------
*    Less than 1%
(1)  Revenue defined as minimum rents plus percentage rents.

      Anchor tenants occupying the greatest amount of Total GLA in the Company's community centers are ShopKo, Albertsons, Safeway, Burlington Coat, Rite Aid, Wal-Mart, Fred Meyer, Fullerton Toyota and Macey's. Anchors in the community centers occupy approximately 72.5% of Total GLA of the community centers. The following table summarizes the Total GLA owned and leased as of December 31, 2001 by these anchors:

                                           COMPANY-                                           COMPANY-OWNED
                               NUMBER OF    OWNED        ANCHOR-       ANCHOR       PERCENT   ANCHOR RENTS
                                ANCHOR      SQUARE        OWNED       TOTAL GLA      TOTAL       AS % OF
            ANCHOR              STORES       FEET      SQUARE FEET   SQUARE FEET      GLA      REVENUE (1)
-----------------------------------------------------------------------------------------------------------
ShopKo                               4       104,000       297,140       401,140         2.64%            *
Albertsons                           9       278,116        97,387       375,503         2.47%            *
Safeway                              3        93,259        53,000       146,259            *             *
Burlington Coat (2)                  2       138,296            --       138,296            *             *
Rite Aid                             4        60,523        52,080       112,603            *             *
Wal-Mart                             1            --       102,440       102,440            *            --
Fred Meyer                           1        95,133            --        95,133            *             *
Fullerton Toyota                     1        82,170            --        82,170            *             *
Macey's                              1        59,350            --        59,350            *             *

---------------------
*   Less than 1%.
(1) Revenue defined as minimum rents plus percentage rents.
(2) Sublease from Fred Meyer, Inc.

MAJOR TENANTS

  Non-anchor tenants owned by major national retail chains lease a considerable amount of space in the Company's retail Properties. Such retail chains include: Footlocker, Inc. (Footlocker, Lady Footlocker, Kids Footlocker and Champs), Limited Group (Lerner, Limited Express, Victoria's Secret, Victoria's Beauty, Limited Too, Bath & Body Works, Structure and Abercrombie & Fitch), The Buckle, Eddie Bauer, Zales Corporation, Gymboree, Lenscrafters, Disney, Fred Meyer Jewelers, Anchor Blue, Waldenbooks, B. Dalton Bookseller, Barnes & Noble, Gap Stores Inc. (Gap, Gap Kids, Baby Gap, Gap Body, Old Navy and Banana Republic), General Mills (Olive Garden and Red Lobster), Deb Shops, Regis (Master Cuts and Trade Secret), Maurices, Famous Footwear, Pearle Vision, Radio Shack, Kay-Bee Toys, Claire's Boutique (Afterthoughts and Mr. Rags), Schubach Jewelers, Helzberg, Ben Bridge, fye, Musicland (Sam Goody, Musicland and Sun Coast Pictures), Sole Outdoors, Finish Line, Foot Action, Ann Taylor, Hallmark, American Greetings, Wet Seal, Payless Shoesource, Ritz Camera, Motherhood Maternity, GNC, Brookstone, Vista Optical, Coach House, Coldwater Creek, Pacific Sunwear, Williams Sonoma, The Bombay Company, American Eagle Outfitters, Fashion Bug (Lane Bryant), Ross, Sportsman's Warehouse, Linens `n Things, TJ Maxx, Antie Anne's, Baskin Robbins, Christopher and Banks (CJ Banks), Blimpie, Crescent Jewelers, Electronics Boutique, Panda Express, Subway, Edo of Japan, Flaming Wok, Journey's, Kiddie Kandids, Mariposa, Mrs. Fields, McDonalds, Sbarro and Sunglass Hut.

LEASES

  Most of the Company's leases are long-term leases that contain fixed base rents and step-ups in rent typically occurring every three to five years. These leases generally pass through to the tenant such tenant's share of common area charges, including insurance costs and real estate taxes. Generally, all of the regional mall leases and certain of the community center leases include roof and structure repair costs in common area charges. The Company's leases also generally provide for additional rents based on a percentage of tenant sales. For the years ended December 31, 2001, 2000 and 1999, such percentage and overage rents accounted for approximately 3.8%, 4.1% and 4.8%, respectively, of total Rental Revenue from the Properties owned by the Company during such periods.

  The following table sets forth information relating to the Rental Revenue from the Properties for the periods indicated:

                                                 YEARS ENDED DECEMBER 31,

        PROPERTY TYPE                2001          2000          1999          1998           1997
---------------------------      ------------  ------------  ------------  ------------  ------------
                                                                     (Dollars in thousands)
Regional Malls                   $     87,353  $     85,653  $     79,218  $     62,673  $     44,005
Community Centers and
 Free-Standing Retail Property         16,561        15,776        16,999        14,718        13,192
Commercial Properties                   6,703         6,648         6,518         6,548         6,323
                                 ------------  ------------  ------------  ------------  ------------
Total                            $    110,617  $    108,077  $    102,735  $     83,939  $     63,520
                                 ============  ============  ============  ============  ============

VACANT SPACE

 Approximately 1,096,050 square feet, or 7.2%, of Total GLA was not subject to long-term lease as of December 31, 2001. Of this space, approximately 647,825 square feet was in the regional mall portfolio (15.7% of which was anchor space and 84.3% of which was mall shop space), 361,147 square feet was in the community center portfolio and 87,102 square feet was in the commercial portfolio.

 The following tables set forth information relating to lease expirations for retail stores in the regional malls and community centers as well as commercial property leases in effect as of December 31, 2001, over the ten-year period commencing January 1, 2002 and thereafter for large stores (over 20,000 square feet) and small stores (20,000 square feet or less) at the retail Properties and for all leases at the commercial Properties. Unless otherwise indicated, all information set forth below assumes that none of the tenants exercise renewal options and excludes leases that had not commenced as of December 31, 2001.

                                                         REGIONAL MALLS
                                                      LEASE EXPIRATIONS FOR
                                       RETAIL STORES LEASES (over 20,000 SQUARE FEET)
                                                                                AVERAGE
                                                                             ANNUALIZED BASE
        LEASE EXPIRATION           NUMBER OF  APPROXIMATE   ANNUALIZED BASE  RENT PER SQUARE
          YEAR ENDING               LEASES      GLA IN        RENT UNDER       FOOT UNDER
          DECEMBER 31,             EXPIRING   SQUARE FEET   EXPIRING LEASES  EXPIRING LEASES(1)
--------------------------------   ---------  ------------  ---------------  -----------------
2002                                       2        97,035         $305,998          $3.15
2003                                       3       106,613          330,302           3.10
2004                                       4       328,748          768,601           2.34
2005                                       2        93,761          316,761           3.38
2006                                       5       322,621          830,192           2.57
2007                                       1        50,061          222,992           4.45
2008                                       4       385,466        1,661,205           4.31
2009                                       6       393,251        1,783,106           4.53
2010                                       5       247,965        1,543,004           6.22
2011 and thereafter                       21     1,697,651        9,506,047           5.60
                                   ---------  ------------
Total                                     53     3,723,172
                                   =========  ============


                                                          REGIONAL MALLS
                                                       LEASE EXPIRATIONS FOR
                                         RETAIL STORE LEASES (20,000 SQUARE FEET OR LESS)

                                                                                AVERAGE
                                                                             ANNUALIZED BASE
                                                                             LEASE EXPIRATION
                                   NUMBER OF  APPROXIMATE   ANNUALIZED BASE  RENT PER SQUARE
          YEAR ENDING               LEASES      GLA IN        RENT UNDER       FOOT UNDER
          DECEMBER 31,             EXPIRING   SQUARE FEET   EXPIRING LEASES  EXPIRING LEASES(1)
--------------------------------   ---------  ------------  ---------------  -----------------
2002                                     150       280,820       $4,914,515          $17.50
2003                                     128       225,909        4,195,693           18.57
2004                                     133       288,606        5,261,402           18.23
2005                                      95       206,251        4,552,798           22.07
2006                                     103       250,687        4,811,458           19.19
2007                                      97       226,632        5,278,131           23.29
2008                                     113       306,371        6,272,670           20.47
2009                                     113       350,454        7,093,545           20.24
2010                                      96       242,335        5,386,750           22.23
2011 and thereafter                      102       337,140        6,579,195           19.51
                                   ---------  ------------
Total                                  1,130     2,715,205
                                   =========  ============

----------------------
(1) Excludes tenants paying percentage rents in-lieu of minimum rents.

                                                         COMMUNITY CENTERS
                                                       LEASE EXPIRATIONS FOR
                                           RETAIL STORE LEASES (OVER 20,000 SQUARE FEET)
                                                                                AVERAGE
                                                                             ANNUALIZED BASE
        LEASE EXPIRATION           NUMBER OF  APPROXIMATE   ANNUALIZED BASE  RENT PER SQUARE
          YEAR ENDING               LEASES      GLA IN        RENT UNDER       FOOT UNDER
          DECEMBER 31,             EXPIRING   SQUARE FEET   EXPIRING LEASES  EXPIRING LEASES(1)
--------------------------------   ---------  ------------  ---------------  -----------------
2002                                       1        25,050         $171,592          $6.85
2003                                       5       140,867          577,868           4.10
2004                                       3       178,405          626,082           3.51
2005                                       4       200,173          799,923           4.00
2006                                       4       307,061          617,601           2.01
2007                                       3       111,348          323,880           2.91
2008                                       1        41,612          139,761           3.36
2009                                       3       132,422          783,432           5.92
2010                                       3        98,849          545,669           5.52
2011 and thereafter                       15       585,508        5,079,258           8.67
                                   ---------  ------------
Total                                     42     1,821,295
                                   =========  ============

                                                         COMMUNITY CENTERS
                                                       LEASE EXPIRATIONS FOR
                                         RETAIL STORE LEASES (20,000 SQUARE FEET OR LESS)
                                                                                 AVERAGE
                                                                             ANNUALIZED BASE
        LEASE EXPIRATION           NUMBER OF  APPROXIMATE   ANNUALIZED BASE  RENT PER SQUARE
          YEAR ENDING               LEASES      GLA IN        RENT UNDER       FOOT UNDER
          DECEMBER 31,             EXPIRING   SQUARE FEET   EXPIRING LEASES  EXPIRING LEASES(1)
--------------------------------   ---------  ------------  ---------------  -----------------
2002                                      28        56,732         $708,115         $12.48
2003                                      43       120,223        1,454,326          12.10
2004                                      49       134,437        1,679,389          12.49
2005                                      31        84,522        1,139,134          13.48
2006                                      24        74,142        1,012,786          13.66
2007                                       2        12,734           98,049           7.70
2008                                       2         4,352           78,197          17.97
2009                                       3        10,633          175,435          16.50
2010                                       3        15,910          192,390          12.09
2011 and thereafter                       11        60,623        1,055,984          17.42
                                   ---------  ------------
Total                                    196       574,308
                                   =========  ============

-----------------------
(1) Excludes tenants paying percentage rents in-lieu of minimum rents.


                                                  LEASE EXPIRATIONS FOR
                                                  COMMERCIAL PROPERTIES
                                                                                AVERAGE
                                                                             ANNUALIZED BASE
        LEASE EXPIRATION           NUMBER OF  APPROXIMATE   ANNUALIZED BASE  RENT PER SQUARE
          YEAR ENDING               LEASES      GLA IN        RENT UNDER       FOOT UNDER
          DECEMBER 31,             EXPIRING   SQUARE FEET   EXPIRING LEASES  EXPIRING LEASES(1)
--------------------------------   ---------  ------------  ---------------  -----------------
2002                                      12       273,528       $1,527,566        $5.58
2003                                       9       195,859        1,253,688         6.40
2004                                      13       189,095        1,107,078         5.85
2005                                       8       295,477        1,608,083         5.44
2006                                       2        52,000          268,320         5.16
2007                                      --            --               --           --
2008                                      --            --               --           --
2009                                       1       104,467          528,987         5.06
2010                                      --            --               --           --
2011 and thereafter                       --            --               --           --
                                   ---------  ------------
Total                                     45     1,110,426
                                   =========  ============

----------------------
(1) Excludes tenants paying percentage rents in-lieu of minimum rents.

  As leases expire, the Company currently expects to be able to increase Rental Revenue by re-leasing the underlying space (either to a new tenant or to an existing tenant) at rental rates that are at or higher than the existing rates.

OPERATIONS AND MANAGEMENT

  The Company manages all property management functions for the Properties. At December 31, 2001, the Company had 308 full-time employees devoted exclusively to property management. Each of the regional malls has on-site management and maintenance personnel as well as a marketing staff to assist the mall tenants in promoting and advertising their products. Overall supervision of mall operations, headed by a Director of Enclosed Malls, is conducted in a centralized fashion in order to take advantage of economies of scale and to deliver a uniform presentation of all management functions. The Company's internal property management information system enables it to quickly determine tenant status, tenant gross sales, insurance, and other critical information in order to effectively manage the affairs of its real property portfolio. The data collected regarding percentage sales allows the Company to predict sales, to retain tenants and to enhance mall stability.

  The Leasing/Development Department is responsible for maintaining relationships with tenants that afford the Company opportunities for new development and expansion. The Company conducts an active program of leasing within the common area space of its malls and community centers, kiosks, vacant in-line shop space and other promotional displays on a seasonal basis. In addition to increased customer traffic, this approach generates additional revenue for the Company.

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

DEVELOPMENTS

  Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer, having constructed, developed or redeveloped 12 malls in this region (as well as four other malls in Arizona, Oregon and Washington). The Company maintains the in-house capability to bring a project from concept to completion. The
Leasing/Development  Department  had  a  total  of  23  full-time employees  at
December 31, 2001, including directors of Leasing, Development, Tenant Coordination and Design/Drafting.

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

  In September 2000, the Company, through its consolidated partnership, Price Spokane Limited Partnership, completed an addition to NorthTown Mall, an enclosed regional mall in Spokane, Washington, adding approximately 103,000 square feet of GLA. The addition included a 12-screen Regal Cinemas occupying approximately 50,000 square feet of GLA, a Barnes & Noble occupying approximately 27,000 square feet of GLA and a Nordstrom Rack occupying approximately 26,000 square feet of GLA. An additional 912-stall parking garage was also completed.

  In October 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, opened Spokane Valley Mall Plaza, a new community center development in Spokane, Washington. This Property is next to the Spokane Valley Mall and contains approximately 132,000 square feet of GLA. At December 31, 2001, this Property was 100% occupied.

  During 2000, the Operating Partnership developed an addition to Grand Teton Mall, an enclosed regional mall in Idaho Falls, Idaho, adding approximately 12,900 square feet of GLA for an Old Navy Store. During 1999, the Operating Partnership developed an additional building at Halsey Crossing, a community center in Gresham, Oregon, and added approximately 16,300 square feet of GLA to this community center. During 1999, the Company also added approximately 18,000 square feet of GLA at Boise Towne Plaza in Boise, Idaho, approximately 12,500 square feet of GLA at Spokane Valley Mall in Spokane, Washington and approximately 34,200 square feet of Total GLA for Guesthouse Inn at Three Rivers Mall in Kelso, Washington.

  Further, the Properties contain approximately 73 acres of vacant land suitable for additional retail expansion projects. Likewise, the Properties include additional improved land ready for development of approximately 263,000 square feet of free- standing retail space. The Company will seek to expand the Properties in its retail portfolio, as well as newly acquired properties, depending on tenant demand and market conditions.

THIRD-PARTY PROPERTY MANAGEMENT

  The Company provides third-party property management for two office buildings, one located in Salt Lake City, Utah, and one in Park City, Utah, and four commercial buildings located in Albuquerque, New Mexico; Dallas, Texas, Escondido, California and Houston, Texas. In addition to these arrangements, the Company plans to pursue other property management opportunities. Because property management facilitates an understanding of a property's value and potential for cash flow growth, the Company believes that, in addition to generating property management fees, third-party property management arrangements can be a source of future acquisitions for the Company. For example, the Company was the property manager for Eastridge Mall and Silver Lake Mall prior to their acquisitions by the Company.

EMPLOYEES

  The Company had approximately 400 full-time employees and approximately 190 part-time employees at December 31, 2001. The Company believes its relationship with its employees is very good. None of the Company's employees are unionized.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any pending or threatened litigation at this time that will have a materially adverse effect on the Company or any of the Properties or its development parcels.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to stockholders during the fourth quarter period covered by this report.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information with respect to the executive officers of the Company:

NAME                          AGE     POSITION
----                          ---     --------
John Price                     68      Chairman of the Board of Directors and Chief Executive Officer
G. Rex Frazier                 58      President, Chief Operating Officer and Director
Paul K. Mendenhall             54      Vice President--Chief Investment Officer and Secretary
Martin G. Peterson             55      Vice President--Administration
Greg Curtis                    51      Vice President--Property Management
David R. Sabey                 49      Vice President and General Counsel
M. Scott Collins               46      Vice President--Chief Financial Officer and Treasurer
Terry Bybee                    53      Vice President--Construction


  JOHN PRICE has served as Chairman of the Board of Directors and Chief Executive Officer since September 1993. Mr. Price formed Fairfax Realty, Inc. ("Fairfax"), the principal entity through which the business of the Predecessor Companies was conducted, in 1972 and its predecessor, John Price Associates, Inc., a construction company, in 1957. Mr. Price has developed and built substantial retail and commercial real estate properties during his 44 years in the real estate industry and has been involved in all facets of real estate development, construction, leasing, management and financing. Mr. Price is a member of the Board of Directors and the Executive Committee of Alta Industries-Utah, Inc. (a distributor of ferrous and nonferrous metals and a manufacturer of roofing, siding, and other structural components). Mr. Price is also a member of the National Association of Real Estate Investment Trusts Legislative Advisory Council, a member of the Board of Trustees and Management Committee of the Salt Lake Organizing Committee for 2002 Winter Olympic Games, and a member of the Advisory Board of Wells Fargo Bank Northwest, N.A. Mr. Price was nominated by President George W. Bush to serve as the Ambassador of the United States of America to the Republic of Mauritius, the Federal and Islamic Republic of The Comoros and the Republic of Seychelles. On January 24, 2002, the United States Senate confirmed Mr. Price for the nominated position. Mr. Price was sworn in on February 8, 2002 but has not yet been posted. Mr. Price will resign his position as Chairman of the Board of Directors, Director and Chief Executive Officer of the Company by April 24, 2002. The Company plans to announce Mr. Price's successor prior to that date. Mr. Price is a graduate of the University of Utah.

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

  MARTIN   G.  PETERSON  has  served  as  Vice  President-Administration  since
September 1993, prior to which he served as Vice President-Administration/Accounting and Treasurer and as Assistant Vice President. Prior to January 1994, Mr. Peterson served as Vice President-Administration and Treasurer of Fairfax since 1978. Mr. Peterson has been involved in the real estate industry since 1975. He is a certified public accountant and, prior to joining Fairfax, worked as a senior auditor for Price Waterhouse & Co. Mr. Peterson is a senior member of the Advisory Board of the Marriott School of Management at Brigham Young University. Mr. Peterson is a graduate of Brigham Young University.

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

                                          PART II


ITEM 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is listed on the New York Stock Exchange under the symbol "JPR". On February 6, 2002, the last reported sales price for the Common Stock on the New York Stock Exchange was $23.10 per share. As of February 6, 2002, there were 230 stockholders of record, of which 229 were holders of Common Stock and one was a holder of Price Group Stock.

  The following table sets forth, the high and low sales price per share of the Common Stock and the dividends declared per share for each of the quarters presented:

                                        SALES PRICE     DIVIDENDS
                                  --------------------  DECLARED
                                    HIGH        LOW     PER SHARE
                                  ---------   --------  --------
YEAR ENDED 12/31/00
            First Quarter          $18.5625   $15.5000    $0.480
            Second Quarter          19.9375    17.1250     0.480
            Third Quarter           18.9375    17.6250     0.480
            Fourth Quarter          18.5625    15.3750     0.495

YEAR ENDED 12/31/01
            First Quarter          $17.7709   $14.1619    $0.495
            Second Quarter          22.9673    17.0614     0.495
            Third Quarter           22.8190    18.7623     0.495
            Fourth Quarter          23.9700    19.8106     0.510

      During the years ended December 31, 2001 and 2000, the Company recorded regular quarterly dividends totaling $32,461,000 and $31,307,000, respectively, or $1.995 and $1.935 per share of Common Stock, respectively. Of the amounts paid during 2001 and 2000, 26% and 29%, respectively, represented a return of capital; 3% and 6%, respectively, represented long-term capital gain; and 71% and 65%, respectively represented taxable ordinary dividends. Dividends on Price Group Stock are payable by the Company at a rate per share equal to 80% of the dividends declared on Common Stock. Future dividends will be determined by the Board of Directors and will be dependent upon cash available for distribution, financial position and cash requirements of the Company.

      At December 31, 2001, there were 200,000 shares of Price Group Stock outstanding. In addition to receiving dividends at a rate equal to 80% of the dividends paid on the Common Stock, the shares of Price Group Stock have the right, voting as a separate class from the Common Stock, to elect two of the seven directors of the Company. Each holder of Price Group Stock is entitled to one vote for each share of stock held. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number or shares of Common Stock if certain conditions are met.


ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other data for the Company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The historical financial information for all the periods has been derived from the audited historical consolidated financial statements.

      The following selected financial information should be read in conjunction with all of the financial statements included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                SELECTED FINANCIAL DATA
                    (Dollars in thousands except per share amounts)

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------
                                              2001        2000        1999        1998        1997
                                           ----------  ----------  ----------  ----------  ----------
Revenues                                   $  144,356  $  142,201  $  133,565  $  109,069  $   82,973
                                           ----------  ----------  ----------  ----------  ----------
Expenses
 Operating Expenses before Interest,
   Depreciation and Amortization               46,257      45,316      43,620      36,088      27,434
 Interest                                      28,786      31,380      27,769      20,501       9,066
 Depreciation                                  28,330      26,492      23,514      17,306      11,802
 Amortization of Deferred Financing Costs       1,515       1,695       1,652       1,572         969
 Amortization of Deferred Leasing Costs           706         749         632         665         639
                                           ----------  ----------  ----------  ----------  ----------
  Total                                       105,594     105,632      97,187      76,132      49,910
                                           ----------  ----------  ----------  ----------  ----------
                                               38,762      36,569      36,378      32,937      33,063
Minority Interest in (Income) Loss of
 Consolidated Partnerships                        (71)        572        (349)       (277)       (273)
Gain on Sales of Real Estate                    5,083       2,002          --       1,096         339
                                           ----------  ----------  ----------  ----------  ----------
Income Before Extraordinary Item and
 Minority Interest of the Operating
 Partnership Unitholders                       43,774      39,143      36,029      33,756      33,129
Minority Interest of the Operating
Partnership Preferred Unitholders             (10,318)    (10,085)     (4,429)         --          --
Minority Interest of the Operating
Partnership Common Unitholders                 (6,094)     (5,281)     (5,452)     (5,806)     (5,675)
Extraordinary Item - Loss on Early
 Extinguishment of Debt, Net of
 Minority Interest of the
 Operating Partnership Unitholders                 --         (80)       (801)         --        (133)
                                           ----------  ----------  ----------  ----------  ----------
 Net Income                                $   27,362  $   23,697  $   25,347  $   27,950  $   27,321
                                           ==========  ==========  ==========  ==========  ==========
Basic Earnings Per Share (1)
 Income Before Extraordinary Item          $     1.68  $     1.46  $     1.49  $     1.59  $     1.57
 Extraordinary Item                                --       (0.01)      (0.05)         --       (0.01)
                                           ----------  ----------  ----------  ----------  ----------
 Net Income                                $     1.68  $     1.45  $     1.44  $     1.59  $     1.56
                                           ==========  ==========  ==========  ==========  ==========
Diluted Earnings Per Share (1)
 Income Before Extraordinary Item          $     1.67  $     1.46  $     1.49  $     1.58  $     1.56
 Extraordinary Item                                --       (0.01)      (0.05)         --       (0.01)
                                           ----------  ----------  ----------  ----------  ----------
 Net Income                                $     1.67  $     1.45  $     1.44  $     1.58  $     1.55
                                           ==========  ==========  ==========  ==========  ==========
Dividends Paid Per Share                   $    1.995  $    1.935  $    1.875  $    1.815  $    1.755
                                           ==========  ==========  ==========  ==========  ==========

                                SELECTED FINANCIAL DATA
                                (Dollars in thousands)

                                                                 DECEMBER 31,
                                           ----------------------------------------------------------
                                              2001        2000        1999        1998        1997
                                           ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA
Real Estate, before Accumulated
Depreciation                               $  924,060  $  906,281  $  876,388  $  815,756  $  619,371
Total Assets                                  795,772     785,831     776,226     733,155     545,684
Borrowings                                    478,682     464,462     438,241     472,990     283,390
Minority Interest
  Preferred Unitholders                       112,327     112,327     104,571          --          --
  Common Unitholders                           27,308      28,426      30,200      32,267      33,156
  Consolidated Partnerships                     1,014       1,383       2,006       1,743       1,695
Stockholders' Equity                          162,624     165,404     183,645     204,946     207,986

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------
                                              2001        2000        1999        1998        1997
                                           ----------  ----------  ----------  ----------  ----------
OTHER DATA
Cash Flows provided by (used in)
  Operating Activities                         65,169      62,173      50,155      50,051      44,373
  Investing Activities                        (20,854)    (39,783)    (57,537)   (199,873)   (137,184)
  Financing Activities                        (35,458)    (27,521)     10,026     149,342      96,664
Funds From Operations (2                       56,733      53,227      54,858      50,397      45,028
Net Operating Income (3)                       98,099      96,885      89,945      72,981      55,539

                                                                 DECEMBER 31,
                                           ----------------------------------------------------------
                                              2001        2000        1999        1998        1997
                                           ----------  ----------  ----------  ----------  ----------
Number of Properties                               50          50          51          50          48
                                           ==========  ==========  ==========  ==========  ==========
Total GLA in Square Feet
  Malls                                    10,414,000  10,430,000  10,291,000   9,810,000   7,745,000
  Community Centers and Free-
   Standing Retail Properties               3,429,000   3,392,000   3,367,000   3,191,000   3,164,000
  Commercial Properties                     1,355,000   1,354,000   1,354,000   1,354,000   1,418,000
                                           ----------  ----------  ----------  ----------  ----------
 Total                                     15,198,000  15,176,000  15,012,000  14,355,000  12,327,000
                                           ==========  ==========  ==========  ==========  ==========


(1)      Basic earnings per share  based on 16,291,000, 16,298,000, 17,561,000,
         17,620,000 and 17,471,000 weighted average number of shares of Common Stock and Price Group Stock outstanding for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Diluted earnings per share based on 16,351,000, 16,299,000, 17,590,000, 17,723,000 and
         17,637,000 weighted diluted average number of shares of stock outstanding for years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. The units of limited partner interest in the Operating Partnership not held by the Company have not been included in the dilutive earnings per share calculation since there would be no effect on the per share amount as amounts allocated to a unit of limited partner interest are the same as amounts allocated to a share of Common Stock.
(2) The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(3) Revenues less operating expenses before interest, depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion should be read in conjunction with "Selected Financial Data" and the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

      The Company is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. JP Realty, Inc. is the sole general partner of the Operating Partnership. JP Realty, Inc. conducts all of its business operations through, and holds a controlling interest in, the Operating Partnership. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with one free-standing retail Property and six mixed-use commercial Properties. The Company completed the following: the development of Spokane Valley Mall Plaza, a new community center in Spokane, Washington adjacent to Spokane Valley Mall, in October 2001, the development an expansion on NorthTown Mall, in Spokane, Washington, in September 2000; the opening of Cinemark Theater at Provo Towne Centre, in Provo, Utah, in November 1999; the opening of the Mall at Sierra Vista, in Sierra Vista, Arizona, in October 1999; and the expansion at Boise Towne Plaza, in Boise, Idaho, in 1999. The Operating Partnership's acquisition and development activities added a combined 826,000 square feet of Total GLA to the retail portfolio during 2001, 2000 and 1999.

SIGNIFICANT ACCOUNTING POLICIES

      Certain minimum rents are recognized monthly based upon amounts which are currently due from tenants, when such amounts are not materially different than recognizing the fixed cash flow over the initial term of the lease using the straight-line method. Certain leases have in-lieu rents which cover all rent charges and recoveries and are recorded as minimum rents. All other minimum rents are recognized using the straight-line method.

      The Company recognizes revenues for Percentage and Overage Rents in the period earned, based upon the accounting guidance issued by Staff Accounting Bulletin No. 101 "Revenue Recognition".

      An allowance for doubtful accounts is provided against the portion of tenant accounts receivable which is estimated to be uncollectible.

      The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. To qualify as a REIT, the Company must distribute annually to its stockholders at least 90% of its REIT taxable income, as defined in the Code, and satisfy certain other requirements. The Company intends to distribute at least 100% of its estimated REIT taxable income each year and, as a result, it is not taxed under the Code.

      The Company accounts for all its affiliates in the Company's consolidated financial statements and all significant intercompany balances have been eliminated.

RESULTS OF OPERATIONS

      COMPARISON  OF  YEAR  ENDED  DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31,
      2000

      REVENUES

      Total revenues increased 1.5%, or $2,155,000, for the year ended December 31, 2001. Of the $2,155,000 increase, $1,523,000 was the result of increased revenues at the regional malls, $905,000 was the result of increased revenues at the community centers and $89,000 was the result of increased revenues at the commercial properties. A decrease of $362,000 was not allocated to a particular property segment.

      MINIMUM RENTS

      Minimum rents increased 2.7%, or $2,797,000, for the year ended December 31, 2001. Minimum rents increased by $1,978,000 at the regional malls primarily due to the September 2000 completion of the expansion at the NorthTown Mall, in Spokane, Washington, the August 2000 addition of Dillard's as an anchor tenant to the North Plains Mall, in Clovis, New Mexico, and overall growth throughout the regional mall portfolio, offset by a decrease in straight-line rents of $206,000 and a decrease of lease terminations from tenant settlements of $604,000. Minimum rents increased by $766,000 at the community centers primarily due to overall growth throughout the community center portfolio and $231,000 from lease termination settlements, offset by a decrease in straight-line rents of $192,000. Minimum rents at the commercial properties increased by $53,000. Straight-line rents recognized were $1,298,000 during 2001 and $1,689,000 during 2000. Minimum rents from lease terminations were $1,047,000 during 2001 and $1,410,000 during 2000.

      PERCENTAGE AND OVERAGE RENTS

      Percentage and overage rents decreased 5.7%, or $257,000, for the year ended December 31, 2001. Percentage and overage rents decreased by $249,000 at the regional malls and decreased by $8,000 at the community centers.

      RECOVERIES FROM TENANTS

      Recoveries from tenants increased 3.5%, or $1,080,000, for the year ended December 31, 2001. Recoveries from tenants increased by $908,000 at the regional malls, $136,000 at the community centers and $36,000 at the commercial properties.

      INTEREST AND OTHER REVENUES

      Interest and other revenues decreased 48.2%, or $1,465,000, for the year ended December 31, 2001. Interest decreased $240,000 and other revenues decreased $1,225,000. The decrease in other revenues is primarily due to $729,000 received in 2000 from a local governmental redevelopment agency as payment for a prior year incentive to build in its community, along with a decrease in the amount of such incentives for the year ended December 31, 2001 compared to the same period of the prior year.

      Other revenues decreased at the regional malls by $1,211,000, increased in the community centers by $10,000 and a decrease of $24,000 was not allocated to a particular property segment.

      EXPENSES

      Total expenses increased 0.04%, or $38,000, for the year ended December 31, 2001. Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $546,000, general and administrative expenses increased by $395,000, depreciation and amortization increased by $1,615,000 and interest decreased by $2,594,000.

      PROPERTY OPERATING EXPENSES

      Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $691,000 at the regional malls, decreased by $59,000 at the community centers and $86,000 at the commercial properties.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased $395,000 for the year ended December 31, 2001. The increase is primarily related to increased insurance expense related to the Company's health insurance plan which, in 2000, was lower due to the receipt of certain reinsurance proceeds and increases in personnel incentive plan costs for the year.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $1,615,000 for the year ended December 31, 2001. This increase is attributable to higher depreciation expense from newly developed GLA and tenant improvements, offset by the effect of reducing asset lives on tenant improvements. In 2001, the effect of reducing asset lives on tenant improvements was $895,000 compared to $1,469,000 in 2000.

      INTEREST EXPENSE/CAPITALIZED INTEREST

      Interest expense decreased $2,594,000 for the year ended December 31, 2001. The decrease in interest expense is the result of lower interest rates on the Company's variable rate debt. Interest capitalized on projects under development was $513,000 in 2001 compared to $1,289,000 in 2000.

      MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED PARTNERSHIPS

      Income attributable to minority interest increased $643,000 to $71,000 income in 2001 compared to $572,000 loss in 2000. This is mainly due to a consolidated partnership where cumulative losses now exceed the limited partners' investment in such consolidated partnership and such losses previously attributable to its limited partners are now recognized by the Company.

      GAIN ON SALES OF REAL ESTATE

      Gain on sales of real estate increased $3,081,000 in 2001 due to a sales of out parcels with a gain of $990,000 and the sale of Fry's Shopping Plaza, a community center in Glendale, Arizona, with a gain of $4,093,000 compared to the gain on sales of real estate of $2,002,000 in 2000.

      COMPARISON OF  YEAR  ENDED  DECEMBER  31, 2000 TO YEAR ENDED DECEMBER 31,
      1999

      REVENUES

      Total revenues increased 6.5%, or $8,636,000, for the year ended December 31, 2000. Of the $8,636,000 increase, $9,640,000 was the result of increased revenues at the regional malls, $735,000 was the result of decreased revenues at the community centers which was primarily the result of a one-time, non-cash transaction in the amount of $1,957,000 in which a consolidated partnership of the Operating Partnership received a building in exchange for cancellation of a long-term ground lease recorded in 1999, and $186,000 was the result of increased revenues at the commercial properties. A decrease of $455,000 was not allocated to a particular property segment.

      MINIMUM RENTS

      Minimum rents increased 5.9%, or $5,769,000, for the year ended December 31, 2000. Minimum rents increased by $6,887,000 at the regional malls primarily due to the October 20, 1999 opening of the Mall at Sierra Vista, in Sierra Vista, Arizona, the November 11, 1999 opening of the Cinemark Theater at Provo Towne Centre, in Provo, Utah, the 1999 expansion of Boise Towne Plaza, in Boise, Idaho, the September 2000 completion of the expansion at the NorthTown Mall, in Spokane, Washington, the August 2000 addition of Dillard's as an anchor tenant to the North Plains Mall, in Clovis, New Mexico, lease terminations from tenant settlements and overall growth throughout the regional mall portfolio. Minimum rents decreased by $1,250,000 at the community centers primarily due to a $1,957,000 one-time, non-cash transaction recorded in 1999. Minimum rents at the commercial properties increased by $132,000.

      PERCENTAGE AND OVERAGE RENTS

      Percentage and overage rents decreased 8.7%, or $427,000, for the year ended December 31, 2000. Percentage and overage rents decreased by $481,000 at the regional malls and increased by $54,000 at the community centers.

      RECOVERIES FROM TENANTS

      Recoveries from tenants increased 5.5%, or $1,613,000, for the year ended December 31, 2000. Recoveries from tenants increased by $1,298,000 at the regional malls, $261,000 at the community centers and $54,000 at the commercial properties.

      INTEREST AND OTHER REVENUES

      Interest and other revenues increased 123.7%, or $1,681,000, for the year ended December 31, 2000. Interest increased $95,000 and other revenues increased $1,586,000. The increase in other revenues is primarily due to $729,000 received in 2000 from a local governmental redevelopment agency as payment for a prior year incentive to build in its community, along with amounts of such incentives for the year ended December 31, 2000 compared to the same period of the prior year.

      Other revenues increased at the regional malls by $1,911,000, at the community centers by $196,000 and a decrease of $521,000 was not allocated to a particular property segment

      EXPENSES

      Total expenses increased 8.7%, or $8,445,000, for the year ended December 31, 2000. Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $2,113,000, general and administrative expenses decreased by $417,000, depreciation and amortization increased by $3,138,000 and interest increased by $3,611,000.

      PROPERTY OPERATING EXPENSES

      Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $1,896,000 at the regional malls, increased by $299,000 at the community centers and decreased by $82,000 at the commercial properties.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased $417,000 for the year ended December 31, 2000. The decrease is primarily related to the Company's health insurance plan which, in 2000, was lower due to the receipt of certain reinsurance proceeds and decreases in personnel incentive plan costs for the year.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $3,138,000 for the year ended December 31, 2000. This increase is attributable to higher depreciation expense from newly developed GLA and tenant improvements. In 2000, the effect of reducing asset lives on tenant improvements was $1,469,000 compared to $1,218,000 in 1999.

      INTEREST EXPENSE/CAPITALIZED INTEREST

      Interest expense increased $3,611,000 for the year ended December 31, 2000. The increase in interest expense is the result of higher interest rates on higher borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $1,289,000 in 2000 compared to $2,404,000 in 1999. The Operating Partnership issued preferred units of limited partnership interest in three separate transactions, one in each of the second and third quarters of 1999 and the second quarter of 2000, which resulted in net proceeds of approximately $112,327,000. The Operating Partnership used approximately $110,100,000 to reduce then-outstanding borrowings. Subsequently, borrowings were increased during 1999 and 2000 in connection with development activities and the Company's repurchase of Common Stock. The payment of preferred unit dividends reduced net income for the years ended December 31, 2000 and 1999 in the amount of $10,085,000 and $4,429,000, respectively. Net income was positively impacted by the savings in interest costs from the reduction of Company debt with proceeds from the issuance of preferred stock. The interest expense reduction, net of minority interest, associated with the issuance of preferred stock was approximately $6,391,000 and $1,578,000 for the years ended December 31, 2000 and 1999, respectively.

      MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED PARTNERSHIPS

      Net income was positively impacted by the increase of $921,000 in minority interest due to the allocation of losses to the minority interest in certain consolidated partnerships during 2000 while income was allocated during 1999.

      GAIN ON SALES OF REAL ESTATE

      Gain on sales of real estate in 2000 was $2,002,000 as compared to no sales in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for dividends, property acquisitions, development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Code, the Company is required to distribute to its stockholders at least 90% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Company declared quarterly dividends aggregating $1.995 per share in 2001. Approximately 26% of the Company's 2001 dividends represented a return of capital. Future dividends will be determined by the Board of Directors and will be dependent on cash available for distribution, financial position and cash requirements of the Company.

      The Company's  principal  source  of  liquidity  is  the  cash  flow from operating activities generated from its real estate investments. As the economy slows and tenant sales decrease, the Company's cash flow from operating activities may be impacted by those tenants that are paying rents based on a percentage of sales (i.e., in-lieu minimum rents) and those tenants that are paying rents based on a percentage of sales over a specified amount (i.e., percentage and overage rents). The Company may also be affected to the extent that tenant occupancy decreases as a result of a slower economy. The Company expects that its property operations for 2002 will be similar to 2001 if the economy continues to be depressed. Cash flow from operations has been positively affected by the Company's interest expense which decreased in 2001 due to interest rate decreases applied to the Company's variable rate debt. The Company anticipates that interest rates may rise during the last half of 2002 which higher expense will affect the Company's cash from operations. As of December 31, 2001, the Company's cash and restricted cash amounted to approximately $17.1 million. In addition to its cash and restricted cash, unused capacity under the 2000 Credit Facility totaled $76 million at year end.

      The Company generally intends to distribute cash in the form of common dividends and distributions to common unitholders approximating 65% to 75% of its funds from operations with the remaining amounts to be held for capital expenditures and additional growth. The Company expects to meet its other short-term cash requirements, including recurring capital expenditures related to maintenance and improvements of existing Properties, through the balance of its cash from operations, its cash balances and advances under the 2000 Credit Facility.

      The Company prepares an annual capital expenditure and maintenance budget for each Property which includes provisions for all necessary recurring capital improvements. The Company believes that its cash flows from operating activities will provide the necessary funding for these requirements. The Company believes that these funds will be sufficient to cover (i) tenant finish costs associated with the renewal or replacement of current tenants as existing leases expire and (ii) capital expenditures which will not be reimbursed by tenants. During 2001, the Company had capital expenditures, totaling approximately $28.4 million. This amount consisted of $20.3 million in revenue enhancing construction and development, $4.4 million in revenue enhancing tenant allowances, $2.2 million in non-revenue enhancing tenant allowances and $0.6 million in other non-revenue enhancing capital expenditures. The Company also paid $883,000 in leasing commissions to outside parties. Of this amount, $785,000 was considered revenue enhancing and $98,000 was considered non-
revenue enhancing. Exclusive of construction and development, capital expenditures (both revenue and non-revenue enhancing) for the existing Properties are budgeted in 2002 to be approximately $5.0 million.

      The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness and payments on its operating leases, principally ground leases. At December 31, 2001, the Company's total outstanding indebtedness was approximately $478.7 million. Such indebtedness included: (i) the Provo Towne Centre construction loan of approximately $44.1 million maturing July 2003; (ii) the Spokane Valley Mall loan facility of $47.3 million maturing July 2003; (iii) the 2000 Credit Facility with a balance of $124.0 million maturing July 2003; (iv) the $100 million senior notes with a principal payable of $25 million per year beginning March 2005; (v) the $81.6 million 6.68% first mortgage on NorthTown Mall which requires a balloon payment of approximately $73.0 million in September 2008; and (vi) the $78.3 million 6.64% first mortgage on Boise Towne Square which requires a balloon payment of approximately $68.4 million in February 2011. Obligations under the operating leases for 2002, 2003, 2004, 2005, 2006 and thereafter are approximately $1.0 million, $1.0 million, $0.9 million, $0.9 million, $0.9 million and $23.8 million, respectively.

      The Company is also contemplating the expansion and renovation of several of its existing Properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient cash flows from operating activities to meet such long-term needs and intends to finance these amounts primarily through advances under the 2000 Credit Facility, together with equity and debt offerings, including public financing and individual property financings, and from selective asset sales. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% Preferred Units in a private placement. Each Series A Preferred Unit represents a limited partner interest of the Operating Partnership with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Prior Credit Facility. On July 28, 1999, the Operating Partnership also issued 3,800,000 Series B 8.95% Preferred Units in a private placement. Each Series B Preferred Unit represents a limited partnership interest of the Operating Partnership with a liquidation value of twenty-five dollars per unit. The Company used the proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Prior Credit Facility and increase operating cash. On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% Preferred Units in a private placement. Each Series C Preferred Unit represents a unit of limited partner interest of the Operating Partnership with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $7.8 million for the partial repayment of borrowings outstanding under the Prior Credit Facility. Quarterly distributions of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December. If the last day of each payment period falls on a non-business day, payment is due on the immediately preceding business day for Series A and C and the following business day for Series B, except that payment for the Series B fourth quarter distributions must be made in December.

      On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange
Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, allowed for up to an aggregate of $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, the Operating Partnership under this registration statement, issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement making the effective rate of interest on these notes at 7.26%. Interest payments are due semi-annually on March 11 and September 11 of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Prior Credit Facility. At December 31, 2001, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

      The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from the 2000 Credit Facility as well as other debt and equity financings, including public financings, individual property financings, and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 45% as of December 31, 2001.

      Net cash provided by operating activities for the year ended December 31, 2001 was $65,169,000 versus $62,173,000 for the corresponding period of 2000. Net income adjusted for non-cash items accounted for a $3,808,000 increase, while changes in operating assets and liabilities accounted for a $812,000 decrease.

      Net cash used in investing activities for the year ended December 31, 2001 was $20,854,000 verses $39,783,000 for the corresponding period of 2000. It primarily reflects real estate asset investments of $28,359,000, an increase in restricted cash of $1,814,000 and proceeds from the sale of real estate of $9,319,000.

      Net cash used in financing activities for the year ended December 31, 2001 was $35,458,000 verses $27,521,000 for the corresponding period of 2000. Cash was generated from the issuance of Common Stock upon the exercise of outstanding stock options in the amount of $2,319,000, from borrowings of $160,713,000, which were used to repay outstanding borrowings in the amount of $146,493,000. Cash was used for distributions to preferred unitholders in the amount of $10,318,000; to minority interests in the amount of $440,000; to common stockholders in the amount of $32,461,000; and to common unitholders in the amount of $7,259,000; along with the payment of $1,519,000 for deferred financing costs.

      The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, the Company's net income should be examined in conjunction with funds from operations. The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by NAREIT as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs.

      The Company's calculation of FFO is as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                      2001          2000
                                                                 -------------  ------------
                                                                    (DOLLARS IN THOUSANDS)
Income Before Minority Interest, Gain on Sales
 of Real Estate and Extraordinary Item                           $     38,762   $     36,569
Depreciation of Buildings & Improvements                               28,179         26,371
Amortization of Deferred Leasing Costs                                    706            749
Minority Interest in (Income) Loss of Consolidated Partnerships           (71)           572
Minority Interest of the Operating Partnership Preferred
 Unitholders                                                          (10,318)       (10,085)
Minority Interest in Depreciation                                        (525)          (949)
                                                                 -------------  ------------
Funds From Operations                                            $      56,733  $     53,227
                                                                 =============  ============


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

OTHER MATTERS

      The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company.

      The Company adopted the accounting guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition, beginning January 1, 2000. The cumulative effect of adopting this guidance was not material as it changed the timing of when the Company recognizes percentage and overage rents on a quarterly basis, but did not have a material impact on the Company's annual financial statements.

      On January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company did not hold any derivative instruments at December 31, 2001 or 2000, and as such, the Company does not expect this pronouncement to have a significant impact on the Company's financial statements.

      On July 1, 2001 the Company adopted SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS No.141 also establishes specific criteria for the recognition of intangible assets. This pronouncement did not have an impact on its financial statements.

      The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill And Other Intangible Assets". SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

      The Financial Accounting Standards Board issued SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 143 requires that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

      The Financial Accounting Standards Board issued SFAS No. 144, "Accounting For Impairment or Disposal of Long-lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company expects the adoption of this standard to impact the presentation of its financial statements by requiring the Company to classify the disposals of properties with operations that can be distinguished from the rest of the entity as discontinued operations.

      The statements contained in this Annual Report of Form 10-K that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, terrorist activities, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.


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

      The Company uses long-term and medium-term debt as a source of capital. At December 31, 2001, the Company had approximately $263,257,000 in outstanding fixed rate debt, consisting of $100,000,000 unsecured senior notes and $163,257,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2003 through 2095. The weighted average rate of interest on the fixed rate debt was
approximately   6.97%   for   the   year   ended   December   31,

2001. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. Changes in general market interest rates will affect the fair value of the Company's fixed rate debt (i.e. as the interest rates increase the fair value of the debt decreases and as interest rates decrease the fair value of the debt increases), but will not have an effect on the interest rate, interest expense or cash flow of such debt. In addition, while no such agreements are in place at December 31, 2001, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements.

      The 2000 Credit Facility, loan facility and existing construction loans have variable interest rates and any fluctuation in interest rates will increase or decrease the Company's interest expense. The Operating Partnership's credit facility borrowings under the 2000 Credit Facility are primarily transacted utilizing a variable interest rate tied to LIBOR, which as of December 31, 2001 was equal to LIBOR plus 110 basis points. The interest rate on the construction loan and loan facility as of December 31, 2001 was equal to LIBOR plus 150 basis points. The LIBOR rate used is at the Company's option and is based upon the 30, 60, or 90 day LIBOR rate. A change in the LIBOR rate will effect the Company's interest expense and cash flow. At December 31, 2001, the Company had approximately $215,425,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 5.36% for the year ended December 31, 2001. If the interest rate for the Company's variable rate debt increased or decreased by 1%, the Company's subsequent annual interest expense on its then outstanding variable rate debt would increase or decrease, as the case may be, by approximately $2,154,000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the two most recent fiscal years, the Company has not experienced any changes in or disagreements with its independent auditors.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the Company's Directors appears under the heading "Election of Directors" in the Company's proxy statement relating to its 2002 Annual Meeting of Stockholders to be held on May 1, 2002 and is incorporated herein by reference.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under the heading "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement relating to its 2002 Annual Meeting of Stockholders to be held on May 1, 2002 and is incorporated herein by reference.

      Information regarding the Company's Executive Officers appears in Item 4A of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation appears under the heading "Executive Compensation" in the Company's proxy statement relating to its 2002 Annual Meeting of Stockholders to be held on May 1, 2002 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table of beneficial ownership of the Company appears under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement relating to its 2002 Annual Meeting of Stockholders to be held on May 1, 2002 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement relating to its 2002 Annual Meeting of Stockholders to be held on May 1, 2002 and is incorporated herein by reference.



                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  (1) and (2) Financial Statements and Financial Statements Schedules

       See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K

       (b)  Current Reports on Form 8-K

            None

       (c)  Exhibits

Exhibit
Number                           Description
------                           -----------
3.1       Amended and Restated Articles of Incorporation the Company (3(a)){(1)}
3.3       Articles Supplementary of the Company relating to the 8.75 Series A Cumulative Redeemable Preferred
          Stock{(2)}
3.4       Articles Supplementary of the Company relating to the 8.95% Series B Cumulative Redeemable Preferred
          Stock{(2)}
3.5       Articles Supplementary of the Company relating to the election to be subject to Title 3, Subtitle 8 of the Maryland General Corporation Law{(3)}
3.6       Articles Supplementary of the Company relating to the Series A Junior Preferred Stock{(4)}
3.7       Articles Supplementary of the Company relating to the 8.75 Series C Cumulative Redeemable Preferred
          Stock{(3)}
3.8       Amended and Restated Bylaws of the Company{(3)}
4.1       Specimen of Common Stock Certificate{ (1)}
10.1      Second Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited
          Partnership{(2)}
10.2      Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){(1)}
10.3      Employment and Non-Competition Agreement between the Company and John Price (10(d)){(1)}
10.4      Indemnification Agreement for Directors and Officers (10(f)){(1)}
10.5      Registration Rights Agreement among the Company and the Limited Partners of Price Development Company,
          Limited Partnership (10(g)){(1)}
10.6      Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the
          Limited Partners of Price Development Company, Limited Partnership{(5)}
10.7      Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited
          Partnership (10(h)){(1)}
10.8      1993 Stock Option Plan (10(i)){(1)}
10.9      Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F.
          Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400) (10(j)){(1)}
10.10     Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day
          Saints and Price-James and Assumptions, dated September 24, 1979.  (Ground lease for Anaheim Plaza)
          (10(k)){(1)}
10.11     Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and
          Amendments and Transfers thereto. (Ground lease for Fort Union Plaza) (10(l)){(1)}
10.12     Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1, 1975 and Amendments thereto. (Ground lease for Price Fremont) (10(m)){(1)}
10.13     Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n)){(1)}
10.14     First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(2)}
10.15     Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(2)}
10.16     Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(6)}
10.17     Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights
          Agent{(7)}
10.18     Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(8)}
10.19     Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(9)}
10.20     Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(10)}
23.       Consent of Independent Accountants

-----------------
(1)   Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
      under the exhibit numbered in parenthetical, and are incorporated herein by reference.
(2)   Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1999 and are incorporated herein by reference.
(3)   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
      30, 2000 and is incorporated herein by reference.
(4)   Documents were previously filed with the Company's Current Report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
(5)   Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December
      31, 1995 and are incorporated herein by reference.
(6)   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1999 and are incorporated herein by reference.
(7)   Document was previously filed under the Company's Current Report on Form 8-K, dated January 29, 2001, and is incorporated herein by reference
(8)   Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December
      31, 1999 and is incorporated herein by reference.
(9)   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March
      31, 2000 and is incorporated herein by reference.
(10)  Document was previously filed with the Company's Annual Report for the year ended December 31, 2000 and is incorporated herein by reference.

                                    SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             JP REALTY, INC.
                                             By:  /s/ JOHN PRICE
                                             ------------------------------
                                                  John Price
                                                  Chairman of the Board of Directors
                                                  and Chief Executive Officer


Date:  February 14, 2002

                           ----------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                         TITLE                                   DATE
-----                                        -----                                   ----
/s/ JOHN PRICE                               Chairman of the Board of Directors,     February 14, 2002
-------------------------------              Chief Executive Officer and Director
    John Price                               (Principal Executive Officer)


/s/ G. REX FRAZIER                           President, Chief Operating Officer      February 14, 2002
-------------------------------              and Director
    G. Rex Frazier


/s/ M. SCOTT COLLINS                         Vice President, Chief Financial Officer February 14, 2002
-------------------------------              and Treasurer (Principal Financial and
    M. Scott Collins                         Accounting Officer)


/s/ WARREN P. KING                           Director                                February 14, 2002
-------------------------------
    Warren P. King


/s/ SAM W. SOUVALL                           Director                                February 14, 2002
-------------------------------
    Sam W. Souvall


                                 EXHIBIT INDEX
Exhibit
Number                           Description
------                           -----------
3.1       Amended and Restated Articles of Incorporation the Company (3(a)){(1)}
3.3       Articles Supplementary of the Company relating to the 8.75 Series A Cumulative Redeemable Preferred
          Stock{(2)}
3.4       Articles Supplementary of the Company relating to the 8.95% Series B Cumulative Redeemable Preferred
          Stock{(2)}
3.5       Articles Supplementary of the Company relating to the election to be subject to Title 3, Subtitle 8 of the Maryland General Corporation Law{(3)}
3.6       Articles Supplementary of the Company relating to the Series A Junior Preferred Stock{(4)}
3.7       Articles Supplementary of the Company relating to the 8.75 Series C Cumulative Redeemable Preferred
          Stock{(3)}
3.8       Amended and Restated Bylaws of the Company{(3)}
4.1       Specimen of Common Stock Certificate{(1)}
10.1      Second Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited
          Partnership{(2)}
10.2      Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){(1)}
10.3      Employment and Non-Competition Agreement between the Company and John Price (10(d)){(1)}
10.4      Indemnification Agreement for Directors and Officers (10(f)){(1)}
10.5      Registration Rights Agreement among the Company and the Limited Partners of Price Development Company,
          Limited Partnership (10(g)){(1)}
10.6      Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the
          Limited Partners of Price Development Company, Limited Partnership{(5)}
10.7      Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited
          Partnership (10(h)){(1)}
10.8      1993 Stock Option Plan (10(i)){(1)}
10.9      Amendment to Ground lease between Price Development Company and Alvin Malstrom as Trustee and C.F.
          Malstrom, dated December 31, 1985. (Ground lease for Plaza 9400) (10(j)){(1)}
10.10     Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day
          Saints and Price-James and Assumptions, dated September 24, 1979.  (Ground lease for Anaheim Plaza)
          (10(k)){(1)}
10.11     Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and
          Amendments and Transfers thereto. (Ground lease for Fort Union Plaza) (10(l)){(1)}
10.12     Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August 1, 1975 and Amendments thereto. (Ground lease for Price Fremont) (10(m)){(1)}
10.13     Ground lease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Ground lease for Halsey Crossing) (10(n)){(1)}
10.14     First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(2)}
10.15     Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(2)}
10.16     Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(6)}
10.17     Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights
          Agent{(7)}
10.18     Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(8)}
10.19     Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(9)}
10.20     Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price Development
          Company, Limited Partnership{(10)}
23.       Consent of Independent Accountants

-----------------
(1)   Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
      under the exhibit numbered in parenthetical, and are incorporated herein by reference.
(2)   Documents were previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1999 and are incorporated herein by reference.
(3)   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
      30, 2000 and is incorporated herein by reference.
(4)   Documents were previously filed with the Company's Current Report on Form 8-K, dated August 13, 1999, and are incorporated herein by reference.
(5)   Documents were previously filed with the Company's Annual Report on Form 10-K for the year ended December
      31, 1995 and are incorporated herein by reference.
(6)   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1999 and are incorporated herein by reference.
(7)   Document was previously filed under the Company's Current Report on Form 8-K, dated January 29, 2001, and is incorporated herein by reference
(8)   Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December
      31, 1999 and is incorporated herein by reference.
(9)   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March
      31, 2000 and is incorporated herein by reference.
(10)  Document was previously filed with the Company's Annual Report for the year ended December 31, 2000 and is incorporated herein by reference.

                                                                    EXHIBIT 23



                  CONSENT OF INDEPENDENT ACCOUNTANTS
                  ----------------------------------

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 33-93752, No. 333-3624, No. 333-34835, No. 333-
34835-01) and Registration Statement Form S-8 (No. 333-3550) of JP Realty, Inc. of our report dated January 30, 2002, relating to the consolidated financial statements and financial statements schedules, which appears in JP Realty, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.




 /s/ PRICEWATERHOUSECOOPERS, LLP
--------------------------------
PricewaterhouseCoopers, LLP
Salt Lake City, Utah
February 14, 2002

                         INDEX TO FINANCIAL STATEMENTS


JP REALTY, INC.

                                                                          PAGE
Report of Independent Accountants                                          F-2

Consolidated Balance Sheet as of December 31, 2001 and 2000                F-3

Consolidated Statement of Operations for the years ended
 December 31, 2001, 2000 and 1999                                          F-4

Consolidated Statement of Stockholders' Equity for the years ended
 December 31, 2001, 2000 and 1999                                          F-5

Consolidated Statement of Cash Flows for the years ended
 December 31, 2001, 2000 and 1999                                          F-6

Notes to Consolidated Financial Statements                                 F-7

Schedule II - Valuation and Qualifying Accounts                           F-22

Schedule III - Real Estate and Accumulated Depreciation                   F-23

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of JP Realty, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of JP Realty, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP
Salt Lake City, Utah
January 30, 2002

                                JP REALTY, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                 DECEMBER 31,    DECEMBER 31,
                                                     2001            2000
                                                --------------   --------------
ASSETS
Real Estate Assets
  Land                                          $      106,602   $      106,561
  Buildings                                            814,307          797,793
                                                --------------   --------------
                                                       920,909          904,354
  Less: Accumulated Depreciation                      (175,946)        (154,574)
                                                --------------   --------------
  Operating Real Estate Assets                         744,963          749,780
  Real Estate Under Development                          3,151            1,927
                                                --------------   --------------
    Net Real Estate Assets                             748,114          751,707
Cash                                                    11,493            2,636
Restricted Cash                                          5,634            3,820
Accounts Receivable, Net                                14,542           12,299
Deferred Charges, Net                                    8,418            8,275
Other Assets                                             7,571            7,094
                                                --------------   --------------
                                                $      795,772   $      785,831
                                                ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                      $      478,682   $      464,462
Accounts Payable and Accrued Expenses                   12,976           13,013
Other Liabilities                                          841              816
                                                --------------   --------------
                                                       492,499          478,291
                                                --------------   --------------
Minority Interest
   Preferred Unitholders                               112,327          112,327
   Common Unitholders                                   27,308           28,426
   Consolidated Partnerships                             1,014            1,383
                                                --------------   --------------
                                                       140,649          142,136
                                                --------------   --------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
8.75% Series A Cumulative Redeemable Preferred
 Stock, $.0001 par value, liquidation
 preference $25.00 per share, 510,000
 shares authorized, none issued or outstanding              --               --
8.95% Series B Cumulative Redeemable Preferred
 Stock, $.0001 par value, liquidation
 preference $25.00 per share, 3,800,000 shares
 authorized, none issued or outstanding                     --               --
8.75% Series C Cumulative Redeemable Preferred
Stock, $.0001 par value, liquidation
 preference $25.00 per share, 320,000 shares
 authorized, none issued or outstanding                     --               --
Series A Junior Participating Preferred Stock,
 $.0001 per share, 3,060,000 shares authorized,
 none issued or outstanding                                 --               --
Common Stock, $.0001 par value, 117,110,000
 authorized, 16,148,000 shares and
 16,019,000 shares issued and outstanding at
 December 31, 2001 and 2000, respectively                    2                2
Price Group Stock, $.0001 par value, 200,000
 shares authorized, issued and outstanding                  --               --
Excess Stock, 75,000,000 shares authorized,
 none issued or outstanding                                 --               --
Additional Paid-in Capital                             210,820          208,501
Accumulated Dividends in Excess of Net Income          (48,198)         (43,099)
                                                --------------   --------------
                                                       162,624          165,404
                                                --------------   --------------
                                                $      795,772   $      785,831
                                                ==============   ==============

            See accompanying notes to consolidated financial statements.

                               JP REALTY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (DOLLARS IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)

                                               FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------
                                                2001         2000         1999
                                             ----------   ----------   ----------
REVENUES
Minimum Rents                                $  106,395   $  103,598   $   97,829
Percentage and Overage Rents                      4,222        4,479        4,906
Recoveries from Tenants                          32,164       31,084       29,471
Interest                                            492          732          637
Other                                             1,083        2,308          722
                                             ----------   ----------   ----------
                                                144,356      142,201      133,565
                                             ----------   ----------   ----------
EXPENSES
Operating and Maintenance                        23,383       23,699       22,142
Real Estate Taxes and Insurance                  15,589       14,672       14,141
Advertising and Promotions                          689          744          719
General and Administrative                        6,596        6,201        6,618
Depreciation                                     28,330       26,492       23,514
Amortization of Deferred Financing Costs          1,515        1,695        1,652
Amortization of Deferred Leasing Costs              706          749          632
Interest                                         28,786       31,380       27,769
                                             ----------   ----------   ----------
                                                105,594      105,632       97,187
                                             ----------   ----------   ----------
                                                 38,762       36,569       36,378
Minority Interest in (Income) Loss of
 Consolidated Partnerships                          (71)         572         (349)
Gain on Sales of Real Estate                      5,083        2,002           --
                                             ----------   ----------   ----------
Income Before Extraordinary Item
 and Minority Interest of the
 Operating Partnership Unitholders               43,774       39,143       36,029
Minority Interest of the Operating
 Partnership Preferred Unitholders              (10,318)     (10,085)      (4,429)
Minority Interest of the Operating
 Partnership Common Unitholders                  (6,094)      (5,281)      (5,452)
                                             ----------   ----------   ----------
Income Before Extraordinary Item                 27,362       23,777       26,148
Extraordinary Item - Loss on Early
 Extinguishment of Debt,
 Net of Minority Interest of the
 Operating Partnership Unitholders                   --          (80)        (801)
                                             ----------   ----------   ----------
Net Income                                   $   27,362   $   23,697   $   25,347
                                             ==========   ==========   ==========
Basic Earnings Per Share
 Income Before Extraordinary Item            $     1.68   $     1.46   $     1.49
 Extraordinary Item                                  --        (0.01)       (0.05)
                                             ----------   ----------   ----------
 Net Income                                  $     1.68   $    $1.45   $     1.44
                                             ==========   ==========   ==========

Diluted Earnings Per Share                   $     1.67   $     1.46   $     1.49
 Income Before Extraordinary Item
 Extraordinary Item                                  --        (0.01)       (0.05)
                                             ----------   ----------   ----------
 Net Income                                  $     1.67   $     1.45   $     1.44
                                              ==========   ==========   ==========


            See accompanying notes to consolidated financial statements.

                                   JP REALTY, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (DOLLARS IN THOUSANDS)


                                                                                     ACCUMULATED
                                                                        ADDITIONAL    DIVIDENDS
                                                SHARES OF     COMMON     PAID-IN    IN EXCESS OF
                                                 STOCK *      STOCK*     CAPITAL     NET INCOME      TOTAL
                                               ----------  -----------  ----------  ------------  ----------
Stockholders' Equity at December 31, 1998      17,641,000  $         2  $  233,061  $    (28,117) $  204,946
Operating Partnership Common Units Converted       42,000           --         437            --         437
Net Income                                             --           --          --        25,347      25,347
Repurchase of Common Stock                       (857,000)          --     (14,366)           --     (14,366)
Dividends Paid                                         --           --          --       (32,719)    (32,719)
                                               ----------  -----------  ----------  ------------  ----------

Stockholders' Equity at December 31, 1999      16,826,000            2     219,132       (35,489)    183,645
Operating Partnership Common Units Converted           --           --           1            --           1
Net Income                                             --           --          --        23,697      23,697
Repurchase of Common Stock                       (607,000)          --     (10,632)           --     (10,632)
Dividends Paid                                         --           --          --       (31,307)    (31,307)
                                               ----------  -----------  ----------  ------------  ----------

Stockholders' Equity at December 31, 2000      16,219,000            2     208,501       (43,099)    165,404
Stock Options Exercised                           129,000           --       2,319            --       2,319
Net Income                                             --           --          --        27,362      27,362
Dividends Paid                                         --           --          --       (32,461)    (32,461)
                                               ----------  -----------  ----------  ------------  ----------
Stockholders' Equity at December 31, 2001      16,348,000  $         2  $  210,820  $    (48,198) $  162,624
                                               ==========  ===========  ==========  ============  ==========

--------------------------
* Includes outstanding shares of Common Stock and 200,000 outstanding shares of Price Group Stock.


            See accompanying notes to consolidated financial statements.

                                JP REALTY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------
                                                 2001         2000         1999
                                              ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                   $   27,362   $   23,697   $   25,347
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Extraordinary Item, Net of Minority Interest         --           80          801
 Depreciation                                     28,330       26,492       23,514
 Amortization                                      2,221        2,444        2,284
 Minority Interest in Income (Loss) of
  Consolidated Partnerships                           71         (572)         349
 Minority Interest of the Operating
  Partnership Preferred Unitholders               10,318       10,085        4,429
 Minority Interest of the Operating
  Partnership Common Unitholders                   6,094        5,281        5,452
 Gain on Sales of Real Estate                     (5,083)      (2,002)          --
 Real Estate Received due to Lease Termination        --           --       (1,957)
 Increase in Accounts Receivable, Net             (2,243)      (1,931)        (698)
 Increase in Deferred Charges                       (845)        (904)        (926)
 (Decrease) Increase in Accounts Payable
  and Accrued Expenses                               (12)         911       (6,647)
 Increase in Other Assets                         (1,044)      (1,408)      (1,793)
                                              ----------   ----------   ----------
   Net Cash Provided by Operating Activities      65,169       62,173       50,155
                                              ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Real Estate Assets, Developed or Acquired       (28,359)     (41,401)     (57,993)
 Proceeds from Sales of Real Estate                9,319        2,289           --
 (Increase) Decrease in Restricted Cash           (1,814)        (671)         456
                                              ----------   ----------   ----------
   Net Cash Used in Investing Activities         (20,854)     (39,783)     (57,537)
                                              ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Borrowings                        160,713      161,000      125,842
 Repayment of Borrowings                        (146,493)    (134,779)    (160,591)
 Penalty Paid on Early Retirement of Debt             --           --         (527)
 Deferred Financing Costs                         (1,519)      (2,387)        (771)
 Net Proceeds from Sale of Common Stock
  from Stock Options Exercised                     2,319           --           --
 Net Proceeds from Issuance of Preferred Units        --        7,756      104,571
 Distributions to Preferred Unitholders          (10,318)     (10,085)      (4,429)
 Capital Contribution by Minority Partners            --           48           --
 Distributions to Minority Interest of
  Consolidated Partnerships
  and Common Unitholders                          (7,699)      (7,135)      (6,984)
 Dividends Paid to Stockholders                  (32,461)     (31,307)     (32,719)
 Repurchase of Common Stock                           --      (10,632)     (14,366)
                                              ----------   ----------   ----------
   Net Cash (Used in) Provided by
    Financing Activities                         (35,458)     (27,521)      10,026
                                              ----------   ----------   ----------
 Net Increase (Decrease) in Cash                   8,857       (5,131)       2,644
 Cash, Beginning of Period                         2,636        7,767        5,123
                                              ----------   ----------   ----------
 Cash, End of Period                          $   11,493   $    2,636   $    7,767
                                              ==========   ==========   ==========

           See accompanying notes to consolidated financial statements.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BUSINESS AND BASIS OF PRESENTATION

   BUSINESS

  JP Realty, Inc., a Maryland Corporation (the "Company"), is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The Company is a real estate investment trust ("REIT") as defined by the Internal Revenue Code of 1986, as amended, (the "Code"), and owns a controlling interest in, and conducts its business activities through, Price Development Company, Limited Partnership (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. The Operating Partnership owns a portfolio of 50 properties (the "Properties"), consisting of 18 enclosed regional malls, 25 community centers, one free-standing retail Property and six mixed-use commercial Properties located in the Western United States. The tenant base includes primarily national, regional and local retailers; as such, the Company's credit risk is concentrated in the retail industry.

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and all affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated presentation. Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

  The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS

  Real estate assets are stated at cost less accumulated depreciation. At each balance sheet date, the Company reviews recorded book values of real estate assets for possible impairment based upon expectations of future nondiscounted cash flows (excluding interest) from each property. There have been no impairments as of December 31, 2001.

  Costs directly related to the acquisition and development of real estate assets, including overhead costs directly attributable to property development, are capitalized. Interest and real estate taxes incurred during the development and construction periods are also capitalized.

  Depreciation is computed on a straight-line basis generally over 40 years for buildings and four to ten years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the shorter of the assets' estimated useful life or the life of the related lease. Expenditures for maintenance and repairs are charged to operations as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

REVENUE RECOGNITION

  Certain minimum rents are recognized monthly based upon amounts which are currently due from tenants, when such amounts are not materially different than recognizing the fixed cash flow over the initial term of the lease using the straight-line method. Certain leases have in-lieu rents which cover all rent charges and recoveries and are recorded in minimum rents. All other minimum rents are recognized using the straight-line method.

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

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying consolidated balance sheet are shown net of allowance for doubtful accounts of $1,420, and $1,368 as of December 31, 2001 and 2000, respectively.

RESTRICTED CASH

  Restricted cash is held under terms of loan agreements to be used for certain capital expenditures, certain reserves for space lease up, property tax payments and funds held in reserve by a trustee for principal and interest.

DEFERRED CHARGES

  Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis and are recorded in the consolidated statement of operations in amortization of deferred financing costs and amortization of deferred leasing costs which amounts, for deferred financing fees, approximate those amortized using the effective interest method, over the terms of the respective agreements. Deferred charges in the accompanying consolidated balance sheet are shown net of accumulated amortization of $6,224 and $7,325 as of December 31, 2001 and 2000, respectively.

INCOME TAXES

  The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 as amended (the "Code"), commencing with the taxable year ended December 31, 1994. To qualify as a REIT, the Company must distribute annually to its stockholders at least 90% of its REIT taxable income (Note 17), as defined in the Code, and satisfy certain other requirements. The Company intends to distribute at least 100% of its estimated REIT taxable income each year and, as a result, it is not taxed under the Code.

RECENT ACCOUNTING PRONOUNCEMENTS

  On January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company did not hold any derivative instruments at December 31, 2001 or 2000 and, as such, the Company does not expect this pronouncement to have a significant impact on the Company's financial statements.

  On July 1, 2001 the Company adopted SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS No.141 also establishes specific criteria for the recognition of intangible assets. This pronouncement did not have an impact on its financial statements.

  The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill And Other Intangible Assets". SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

  The Financial Accounting Standards Board issued SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 143 requires that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  The Financial Accounting Standards Board issued SFAS No.144, "Accounting For Impairment or Disposal of Long-lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after
December 15, 2001, with early adoption permitted. The Company expects the adoption of this standard to impact the presentation of its financial statements by requiring the Company to classify the disposals of properties with operations that can be distinguished from the rest of the entity as discontinued operations.


3. DEVELOPMENTS (GLA AMOUNTS UNAUDITED)

  In October 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, opened Spokane Valley Mall Plaza, a new community center development in Spokane, Washington. This property is adjacent to the Spokane Valley Mall and it contains approximately 132,000 square feet of GLA ((Company-owned leasable area within the Company Properties ("GLA")). is 100% occupied, and had development expenses of approximately $9,907 and a transfer of land from the Spokane Valley Mall with a book value of $1,259.

  In September 2000, the Company completed an addition to NorthTown Mall, in Spokane, Washington, adding approximately 103,000 square feet of GLA. The addition included a 12- screen Regal Cinemas occupying approximately 50,000 square feet of GLA, a Barnes & Noble occupying approximately 27,000 square feet of GLA and a Nordstrom Rack occupying approximately 26,000 square feet of GLA. An additional 912-stall parking garage was also completed. In 1998, the Operating Partnership issued a letter of credit to the first mortgage holder in the amount of $9,500 to guarantee the completion of additional property development work. The issued letter of credit was allowed to expire on October 16, 2000.

  During 2000, the Operating Partnership developed an addition to Grand Teton Mall, in Idaho Falls, Idaho, adding approximately 12,900 square feet of GLA for an Old Navy Store and expended approximately $781 for development costs.


4. BORROWINGS

                                                                             DECEMBER 31,
                                                                      --------------------------
                                                                          2001          2000
                                                                      -----------   ------------
Credit facility, unsecured; variable rate; weighted average
 interest at 5.16% during 2001 and 7.67% during 2000, due in 2003     $   124,000   $    130,500
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                100,000        100,000
Mortgage payable, secured by real estate; interest at 6.68%,
 due in 2008                                                               81,571         82,540
Mortgage payable, secured by real estate; interest at 6.64%,
 due in 2011                                                               78,331             --
Notes, secured by real estate; interest at 6.37%, due in 2001                  --         61,223
Construction loan, secured by real estate; variable rate;
 weighted average interest at 5.63% during 2001, and 7.96%
 during 2000, due in 2003                                                  44,085         43,792
Construction loan, secured by real estate; variable rate;
 weighted average interest at 6.72% during 2001, and 7.95%
 during 2000                                                                   --         41,600
Loan facility, secured by real estate; variable rate;
 weighted average interest at 5.61% during 2001, due in 2003               47,340             --
Other notes payable, secured by real estate; interest ranging from
 7.0% to 9.99%, maturing 2003 to 2095                                       3,355          4,807
                                                                      -----------   ------------
                                                                      $   478,682   $    464,462
                                                                      ===========   ============

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    BORROWINGS (CONTINUED)

CREDIT FACILITY

      On October 16, 1997, the Operating Partnership obtained a $150,000 three-year unsecured credit facility (the "Prior Credit Facility") from a syndicate of banks. On December 18, 1997, the amount of the Prior Credit Facility was increased to $200,000. On July 28, 2000, the Operating Partnership replaced the Prior Credit Facility with a new $200,000 unsecured credit facility (the "2000 Credit Facility") from a syndicate of banks lead by Bank One, NA. The 2000 Credit Facility has a three-year term and bears interest, at the option of the Operating Partnership, at one or a combination of (i) the higher of the federal funds rate plus 50 basis points or the prime rate or (ii) LIBOR plus a spread of 85 to 145 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The 2000 Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank syndicate. The 2000 Credit Facility will be used for general corporate purposes including development, working capital, repayment of indebtedness and/or amortization payments. The 2000 Credit Facility contains restrictive covenants, including limitations on the amount of outstanding secured and unsecured debt of the Operating Partnership and requires the Operating Partnership to maintain certain financial ratios. The 2000 Credit Facility was used to payoff and replace the Prior Credit Facility. The write-off of deferred financing cost related to the early extinguishment of the Prior Credit Facility makes up the extraordinary loss of $80, net of minority interest of $18 in 2000. The Operating Partnership paid commitment fees on the Prior Credit Facility and the 2000 Credit Facility totaling $464, $2,001 and $506, in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the 2000 Credit Facility had a balance of $124,000 and $130,000, respectively.

NOTES

      On March 11, 1998, the Operating Partnership, under its shelf registration, issued $100,000 of ten-year senior unsecured notes bearing interest at a fixed 7.29% per annum. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement, making the effective fixed rate of interest on these notes 7.26% per annum. Interest payments are due semi-annually on March 11 and September 11, of each year. Principal payments of $25,000 are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Prior Credit Facility.

      On January 21, 1994, a subsidiary of the Operating Partnership issued $95,000 in secured notes bearing interest at a fixed 6.37% per annum. On July 21, 1999, the Operating Partnership borrowed $33,777 from the Prior Credit Facility to reduce the notes to $61,223. The transaction unencumbered four regional mall Properties. The write-off of deferred financing costs related to the reduction of the notes plus direct expenses, including a prepayment penalty, make up the extraordinary loss of $801, net of minority interest of $184, in 1999. The notes required quarterly interest payments and were due on January 22, 2001. The notes were paid off and canceled January 22, 2001.

      On July 31, 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, obtained a new loan facility from a group of banks led by Bank One, Arizona, NA. The new loan facility totaled $47,340, of which $41,600 was drawn at closing and used to pay-off and terminate the maturing $50,000 Spokane Valley Mall construction loan, which had a balance of $41,600. The new loan facility is for two years, maturing on July 31, 2003, with an interest rate of LIBOR plus 150 basis points. The LIBOR rate used is at the Company's option and is based upon the 30, 60 or 90 day LIBOR rate. An additional $5,740 was drawn on the loan facility in December 2001 to fund the construction of Spokane Valley Mall Plaza. The balance outstanding under this loan facility, as of December 31, 2001, was $47,340. Commitment fees paid were $503 on this new loan facility.

CONSTRUCTION LOANS

      On September 4, 1998, Provo Mall Development Company, LTD., a consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The proceeds from the construction loan facility have been used to fund the development and construction of Provo Towne Centre in Provo, Utah. On June 28, 2001, the right to extend the construction loan facility for an additional two years was exercised changing the maturity date to July 1, 2003. The construction

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    BORROWINGS (CONTINUED)

facility is collateralized by Provo Towne Centre and guaranteed by the Operating Partnership. The loan bears interest at a variable rate indexed to the LIBOR rate plus 150 basis points. The LIBOR rate used is at the Company's option and is based upon the 30, 60 or 90 day LIBOR rate. Commitment fees paid were $75, $100 and $84, in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the loan had a balance of $44,085 and $43,792, respectively.

      On July 30, 1996, Spokane Mall Development Company Limited Partnership, a consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The proceeds from this construction loan facility have been used to fund the development and construction of the Spokane Valley Mall, in Spokane, Washington. The construction loan facility was collateralized by the Spokane Valley Mall and was guaranteed by the Operating Partnership. This construction loan facility was paid-off and terminated on July 31, 2001. The loan bore interest at a variable interest rate indexed to the LIBOR rate plus 150 basis points. At December 31, 2000, the loan had a balance of $41,600. Commitment fees paid in 2001, 2000 and 1999 were $0, $50 and $154, respectively.

MORTGAGES PAYABLE

      On January 22, 2001, the Operating Partnership through Boise Mall, LLC, a wholly-owned subsidiary, obtained a first mortgage on Boise Towne Square, in Boise, Idaho, in the amount of $79,000 with a ten-year term. The payment is based on a thirty-year amortization schedule with a balloon payment of $68,315 on February 10, 2011, bearing interest at a fixed 6.64% per annum. The Operating Partnership used the proceeds to pay off $61,223 of notes, secured by real estate, with an interest rate of 6.37% and reduced amounts outstanding under the Operating Partnership's 2000 Credit Facility. The properties unencumbered by this transaction include Cottonwood Mall, in Holladay, Utah; North Plains Mall, in Clovis, New Mexico; and Three Rivers Mall, in Kelso, Washington. At December 31, 2001 the loan had a balance of $78,331.

      On August 6, 1998, the Company, through a consolidated partnership, acquired NorthTown Mall, in Spokane, Washington. The partnership obtained a new first mortgage in the amount of $84,500. The loan has a ten year term, 6.68% fixed rate, and a thirty-year amortization payoff schedule with a balloon payment of approximately $73,000. At December 31, 2001 and 2000, the loan had a balance of $81,571 and $82,540, respectively.

      In June 1997, the Operating Partnership assumed a mortgage note of $24,755 as part of the acquisition of Silver Lake Mall, in Coeur d'Alene, Idaho, and retired portions of the debt principally using borrowings under a credit facility. The assumed debt bore interest at a fixed 8.5% per annum. On August 1, 2000, the Operating Partnership paid-off the principal balance of $11,950 with borrowings from the 2000 Credit Facility.

      On October 12, 2001, the Operating Partnership used operating cash to pay off a loan on the Company's Sears-East Bay property in Provo, Utah, which was scheduled to mature on November 30, 2001 for $1,243,000. The loan had a stated interest rate of 9.38% per annum.

SCHEDULE OF MATURITIES OF BORROWINGS

      The following summarizes the scheduled maturities of borrowings at December 31, 2001:

Year                                                               Total
----                                                            -----------
2002                                                            $     1,910
2003                                                                217,741
2004                                                                  2,124
2005                                                                 27,287
2006                                                                 27,446
Thereafter                                                          202,174
                                                                -----------
                                                                $   478,682
                                                                ===========

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. CAPITAL TRANSACTIONS

  The limited partners of the Operating Partnership have the right to exchange their common units of limited partner interests ("OP Units") into shares of the Company's Common Stock on a one-for-one basis (subject to adjustment in certain events); provided, however, that the Company may, at its option, elect to deliver to limited partners, instead of shares of Common Stock, cash in an amount equal to the market value of such shares. In the event that shares of Common Stock are issued in exchange for OP Units, the Operating Partnership will issue an equivalent number of units to the Company as general partner interests in the Operating Partnership. In 2001 and 2000, respectively, zero and 125 OP Units were converted into shares.

  In October 1999, the Board of Directors authorized the Company to repurchase up to $25,000 of the Company's Common Stock through open market purchases and private transactions. The Company repurchased a total of 1,463,100 shares from October 25, 1999 to March 20, 2000. During 2000 and 1999, the Company
repurchased 606,500 and 856,600 shares at a cost of $10,632 and $14,366, respectively. The Operating Partnership purchased an equivalent number of units of general partner interest from the Company.

  In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interests (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each Series A Preferred Unit represents a limited partner interest in the Operating Partnership with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under the Prior Credit Facility. The Series A Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances. In the event that shares of Series A preferred stock are issued in exchange for Series A Preferred Units, the Operating Partnership will issue an equivalent number of Series A Preferred Units to the Company. Any shares of Series A preferred stock issued in exchange for Series A Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series A Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to the holder of the Series A Preferred Units are based upon the rate of 8.75% on $12,750 or $1,116 for the years ended December 31, 2001 and 2000 and $768 in 1999.

  On July 28, 1999, the Operating Partnership issued 3,800,000 Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partner interest in the Operating Partnership with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under the Prior Credit Facility and increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances. In the event that shares of Series B preferred stock are issued in exchange for Series B Preferred Units, the Operating Partnership will issue an equivalent number of Series B Preferred Units to the Company. Any shares of Series B preferred stock issued in exchange for Series B Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series B Preferred Units and will not be convertible into any other securities of the Company. The income allocated to holders of the Series B Preferred Unit are base upon the rate of 8.95% on the $95,000 for the years ended December 31, 2001 and 2000. Distributions are paid on the last day of the quarter providing that day is a business day. If the payment day falls on a non-business day, the payment is due on the following business day, except that payment for the fourth quarter distributions must be made in December. Income allocated and distributions paid for the years ended December 31, 2001 and 2000 were $8,502 and $3,661 in 1999.

  On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units"), in exchange for a gross contribution of $8,000. Each Series C Preferred Unit represents a limited interest in the Operating Partnership with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds,
less    applicable    transaction       costs     and   expenses   of     $244,

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. CAPITAL TRANSACTIONS (CONTINUED)

to pay down the borrowings under the Prior Credit Facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances. In the event that shares of Series C preferred stock are issued in exchange for Series C Preferred Units, the Operating Partnership will issue an equivalent number of Series C Preferred Units to the Company. Any shares of Series C preferred stock issued in exchange for Series C Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series C Preferred Units and will not be convertible into any other securities of the Company. Income allocated and distributions paid to the holder of the Series C Preferred Units are based upon the rate of 8.75% on the $8,000 or $700 and $467 for the years ended December 31, 2001 and 2000 respectively.

  For the year ended December 31, 2001, dividends for the Series A, Series B and Series C Preferred Units were $1,116, $8,502 and $700, respectively. For the year ended December 31, 2000, dividends for the Series A, Series B and Series C Preferred Units were $1,116, $8,502 and $467, respectively.

  On February 20, 2001, the Operating Partnership issued 2,500 OP Units to New Mexico I Partners in connection with it purchase of land and building at Animas Valley Mall from New Mexico I Partners. The value of the units issued on February 20, 2001 was $47.

  During  2001,  options  to  purchase  129,145  shares  of  common  stock were
exercised  with  proceeds  of  $2,319  to  the  Company.   The Company used the
proceeds to purchase an equal number of OP Units.


6. MINORITY INTEREST

                                                PREFERRED     COMMON     CONSOLIDATED
                                               UNITHOLDERS  UNITHOLDERS  PARTNERSHIPS     TOTAL
                                              ------------  -----------  ------------  ------------
Minority Interest at December 31, 1998         $        --   $   32,267   $     1,743   $    34,010
Preferred Units Issued                             104,571           --            --       104,571
Minority Interest Common Units Converted                --         (437)           --          (437)
Minority Interest Income                             4,429        5,452           349        10,230
Minority Interest in Extraordinary Loss                 --         (184)           --          (184)
Distributions Paid                                  (4,429)      (6,898)          (86)      (11,413)
                                              ------------  -----------  ------------  ------------

Minority Interest at December 31, 1999             104,571       30,200         2,006       136,777
Preferred Units Issued                               7,756           --            --         7,756
Partner Contribution                                    --           --            48            48
Minority Interest Common Units Converted                --           (1)           --            (1)
Minority Interest Income (Loss)                     10,085        5,281          (572)       14,794
Minority Interest in Extraordinary Loss                 --          (18)           --           (18)
Distributions Paid                                 (10,085)      (7,036)          (99)      (17,220)
                                              ------------  -----------  ------------  ------------

Minority Interest at December 31, 2000             112,327       28,426         1,383       142,136
Partnership Units Issued                                --           47            --            47
Minority Interest Income                            10,318        6,094            71        16,483
Distributions Paid                                 (10,318)      (7,259)         (440)      (18,017)
                                              ------------  -----------  ------------  ------------
Minority Interest at December 31, 2001        $    112,327  $    27,308  $      1,014  $    140,649
                                              ============  ===========  ============  ============

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.    MINORITY INTEREST (CONTINUED)

      Net income of the Operating Partnership is allocated first to its preferred unitholders as described above in Note 5 and then to its common unitholders based upon their pro rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based upon the weighted average number of common units outstanding as follows:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                                        2001                          2000
                                            --------------------------   --------------------------
                                               UNITS        PERCENTAGE      UNITS        PERCENTAGE
                                            -----------     ----------   -----------     ----------
Units held by General Partner                16,291,000         81.75%    16,298,000         81.76%
Units held by Limited Partners                3,638,000         18.25%     3,636,000         18.24%
                                            -----------     ----------   -----------     ----------
                                             19,929,000        100.00%    19,934,000        100.00%
                                            ===========     ==========   ===========     ==========

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


7. STOCK

  The authorized stock of the Company consists of 200,000,000 shares of stock, of which 7,690,000 shares are classified as Preferred Stock, 117,110,000 shares are classified as Common Stock, 200,000 shares are classified as Price Group Stock, and 75,000,000 shares are classified as Excess Stock. Each holder of Common Stock and Price Group Stock shall be entitled to one vote for each share of stock held. Shares of Price Group Stock shall have the right, voting as a separate class, to elect two directors of the Company. Cash dividends for shares of Price Group Stock shall be equal to 80% of the amount payable on each share of Common Stock. All of the outstanding shares of Price Group Stock may be converted at the option of the Company into an equal number of shares of Common Stock, in the event that the combined direct or indirect economic interest held by John Price and his family members in the Operating Partnership falls below 10%.

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


8. STOCKHOLDERS' RIGHTS PLAN

  In August 1999, the Company adopted a stockholders' rights plan declaring a dividend of one right for each share of the Company's Common Stock outstanding on or after August 18, 1999. Pursuant to the plan, each right will entitle holders of the Company's Common Stock to buy one unit (a "Unit") of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") at an exercise price of seventy dollars. Each Unit will have substantially the same economic and voting rights as one share of Common Stock. The rights will be exercisable, and will detach from the Common Stock, only (A) if a person or group (i) acquires 15% or more of the outstanding shares of the Company's Common Stock; (ii) announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of the outstanding shares of the Company's Common Stock; (iii) is declared by the Board of Directors to be an Adverse Person (as defined in the plan) if such person or group beneficially owns 10% or more of the outstanding shares of the Company's Common Stock or (iv) acquires beneficial ownership of 40% or more of the outstanding shares of the Company's Common Stock; or (B) upon the occurrence of certain events involving a consolidation, merger or sale of transfer of assets or earning power of the Company. Upon the occurrence of certain triggering events, each right will entitle the holder (other than the acquiring person or group) to purchase units (or, in certain circumstances, common stock of the acquiring person or group)

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCKHOLDERS' RIGHTS PLAN (CONTINUED)


with a value of twice the exercisable price of the rights upon payment of the exercise price. In connection with the rights plan, 3,060,000 shares of Junior Preferred Stock were reserved for issuance. The new rights are redeemable by the Company under certain circumstances at $.0001 per right and will expire, unless earlier redeemed, on August 11, 2009.


9. RENTAL INCOME

  Substantially all real estate held for investment is leased to retail and commercial tenants. These operating leases generally range from one to 25 years and provide for minimum monthly rents, and in certain instances percentage rents based on the tenants' sales, and generally require the tenants to pay property taxes, insurance and maintenance charges.

  All non-cancelable leases, assuming no new or renegotiated leases or option extensions, in effect at December 31, 2001 provide for the following minimum future rental income:

Year                                                               Total
----                                                            -----------
2002                                                            $    90,007
2003                                                                 82,907
2004                                                                 75,075
2005                                                                 66,798
2006                                                                 59,099
Thereafter                                                          285,056
                                                                -----------
                                                                $   658,942
                                                                ===========


10.     COMMITMENTS AND CONTINGENCIES

  Future  minimum  rental  payments  under  the  terms  of  all  non-cancelable
operating  leases  under  which   the  Operating  Partnership  is  the  lessee,
principally for ground leases, are as follows:

Year                                                               Total
----                                                            -----------
2002                                                            $       996
2003                                                                    997
2004                                                                    997
2005                                                                    982
2006                                                                    961
Thereafter                                                           32,377
                                                                -----------
                                                                $    37,310
                                                                ===========

  The Company recorded rental expense of $1,057, $1,003 and $983 for 2001, 2000 and 1999, respectively.

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

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  During 1999, Price-James Company, a consolidated partnership of the Operating Partnership, received a building appraised at $2,000 in exchange for accounts receivable of $43 and $1,957 for termination of a long-term ground lease, which amount was recorded in minimum rents.

  During 2001, 2000 and 1999, non-cash investing and financing transactions included an increase in accounts payable of $0, $0 and $4,645, respectively, related to building and development activities, the write-off of capitalized tenant allowances of $4,496, $6,351 and $2,313, respectively, and in 2000 the transfer from Real Estate assets to other assets of $24 net of accumulated depreciation of $31. In addition, the holders of OP Units elected to convert zero, 125 and 41,718 OP Units, having a recorded value of $0, $1 and $437, into Common Stock in 2001, 2000 and 1999, respectively.

  On February 20, 2001, the Operating Partnership issued 2,500 OP Units to New Mexico I Partners in connection with its purchase of land and building at Animas Valley Mall, in Farmington, New Mexico, from New Mexico I Partners. The value of the units issued on February 20, 2001 was $47.

  Interest paid (net of capitalized amounts of $513, $1,289 and $2,404 in 2001, 2000 and 1999) aggregated $29,954, $30,712 and $28,553 in 2001, 2000 and 1999,
respectively.


12.     RELATED PARTY TRANSACTIONS

  The Operating Partnership contracted for computer services from Alta Computer Services, Inc. ("Alta"). Alta is majority owned by three directors of the Company. This contract was terminated in July 2001. The Operating Partnership paid $110, $154 and $192 in 2001, 2000 and 1999, respectively, for such services.

  The Operating Partnership has entered into a management agreement under which the Operating Partnership performs certain accounting and management functions on behalf of a company, whose majority owner is the Chairman of the Board of Directors of the Company. Management fees collected by the Operating Partnership under this agreement totaled $72 for each of the three years ended December 31, 2001.

  The Company provided third-party management services for certain properties owned directly or indirectly by the Chairman of the Board of Directors of the Company as follows: (i) an office building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $121, $118 and $113 in 2001, 2000 and 1999, respectively (Fairfax, a company which is wholly-owned by the Chairman of the Board, is a general partner of the owner of this building),
(ii) five commercial buildings located in Albuquerque, New Mexico; Creve Coeur, Missouri; Dallas, Texas; Escondido, California; and Houston, Texas, the owner of which paid the Company a management fee of $18, $20 and $6 in 2001, 2000 and 1999, respectively (the Chairman of the Board is the general partner owner of the buildings), and (iii) an office building in Park City, Utah, the owner of which paid the Company $5 and $2 in 2001 and 2000, respectively (owned by the Chairman of the Board and his family).


13.     STOCK INCENTIVE PLAN

  On October 26, 1993, the Company adopted the 1993 Stock Option Plan (the "Plan") which authorizes the discretionary grant by the Executive Compensation Committee of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code to key employees of the Company and the discretionary grant of nonqualified stock options to key employees, directors and consultants of the Company. The maximum number of shares of Common Stock subject to option under the Company's Plan is 1,100,000. The proceeds received by the Company upon exercise of options are contributed to the Operating Partnership in exchange for the issuance of an equivalent number of OP Units. No stock options may be granted after ten years from the date of adoption and options must be granted at a price generally not less than the fair market value of the Company's Common Stock at the date of grant. These options vest over a period of not more than five years.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.     STOCK INCENTIVE PLAN (CONTINUED)

A summary of the Company's 1993 Stock Option Plan activity is set forth below:

                                                2001                         2000                      1999
                                      --------------------------  -------------------------   --------------------------
                                                      WEIGHTED                    WEIGHTED                    WEIGHTED
                                                       AVERAGE                    AVERAGE                     AVERAGE
                                       SHARES OF      EXERCISE     SHARES OF      EXERCISE     SHARES OF      EXERCISE
                                         STOCK          PRICE        STOCK         PRICE         STOCK         PRICE
                                      ----------     -----------  -----------   -----------   -----------   ------------
Outstanding at beginning of year         694,000     $     19.53      687,000   $     19.55       631,000   $      21.37
Granted                                    7,000           20.83        7,000         18.50        60,000          18.31
Exercised                               (129,000)          17.96           --            --            --             --
Forfeited                                 (2,000)          25.25           --            --        (4,000)         22.43
                                      ----------     -----------  -----------   -----------   -----------   ------------
Outstanding at end of year               570,000*    $     19.89      694,000   $     19.53       687,000   $      19.55
                                      ==========     ===========  ===========   ===========   ===========   ============
Exercisable at end of year               498,000     $     18.84      561,000   $     18.77       494,000   $      18.41
                                      ==========     ===========  ===========   ===========   ===========   ============

-----------------------
* The weighted average remaining contractual life of options outstanding as of December 31, 2001 was four years. The range of option prices was $17.50 to $25.38 per share.

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

                                         FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                        2001         2000          1999
                                   ------------  ------------  ------------
Net income
 As reported                       $     27,362  $     23,697  $     25,347
 Proforma                          $     27,303  $     23,609  $     25,276

Basic net income per share
 As reported                       $       1.68  $       1.45  $       1.44
 Proforma                          $       1.68  $       1.45  $       1.44

Diluted net income per share
 As reported                       $       1.67  $       1.45  $       1.44
 Proforma                          $       1.67  $       1.45  $       1.44

      The fair value of each option grant was estimated on the date of grant
using  the  Black-Scholes   options   pricing   model  using  the  following
assumptions:

                                         FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                        2001         2000          1999
                                   ------------  ------------  ------------
Risk free interest rate                   4.24%         6.71%         4.79%
Dividend yield                            9.53%        12.29%        11.09%
Expected life                          4 years       3 years       4 years
Expected volatility                      22.40%        16.28%        16.40%
Weighted average per share fair
 value of options granted during
 the year                          $      1.44   $      0.67   $      0.55

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) profit sharing plan which permits participating employees to defer up to a maximum of 15% of their compensation up to the maximum allowed by the Code. The Company matches 50% of the qualified employees' contributions up to a maximum of $1 per employee each year. Employees working a minimum of 1,000 hours per year who have completed at least one year of service and attained the age of 21 are qualified to participate in the plan. The employees' contributions are immediately vested. Additionally, the Company annually contributes 3% of base salary to the plan for each qualified employee. Contributions from the Company vest based upon employees' years of service beginning at 20% per year after one year of service. The Company's contributions to the plan in 2001, 2000 and 1999 were $400, $375 and $333, respectively.


15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The carrying value of cash, accounts receivable and accounts payable at December 31, 2001 and 2000 are reasonable estimates of their fair values because of the short maturity of these financial instruments.

      Borrowings with an aggregate carrying value of $478,682 and $464,462 have an estimated aggregate fair value of $476,799 and $458,762 at December 31, 2001 and 2000, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of borrowings with similar terms and remaining maturities.


16.   EARNINGS PER SHARE

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

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      2001         2000         1999
                                                   -----------  -----------  -----------
Income (Numerator)
  Before Extraordinary Item                        $    27,362  $    23,777  $    26,148
                                                   ===========  ===========  ===========
Shares of Stock (Denominator)
  Basic-average shares of Common Stock outstanding  16,291,000   16,298,000   17,561,000
  Add: Dilutive effect of stock options                 60,000        1,000       29,000
                                                   -----------  -----------  -----------
Diluted shares of stock                             16,351,000   16,299,000   17,590,000
                                                   ===========  ===========  ===========
Per-Share Amounts - Income Before
Extraordinary Item
  Basic                                            $      1.68  $      1.46  $      1.49
                                                   ===========  ===========  ===========
  Diluted                                          $      1.67  $      1.46  $      1.49
                                                   ===========  ===========  ===========

      The OP Units not held by the Company have not been included in the dilutive earnings per share calculation since there would be no effect on the per share amount as amounts allocated to an OP Unit are the same as the amounts allocated to a share of Common Stock. Options to purchase 570,000, 694,000 and 687,000 shares of Common Stock were outstanding at December 31, 2001, 2000 and 1999, respectively (Note 13), a portion of which has been reflected above using the treasury stock method.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.   RECONCILIATION BETWEEN GAAP NET INCOME AND TAXABLE INCOME

                                                      2001         2000         1999
                                                     ESTIMATE     ACTUAL        ACTUAL
                                                   -----------  -----------  -----------
GAAP Net Income from REIT Operations (Note 1)      $    27,362  $    23,697  $    25,347
  Add: Book depreciation and amortization               23,785       22,464       20,985
  Less: Tax depreciation and amortization              (25,130)     (24,466)     (24,775)
Book/tax differences on gains/losses from
 capital transactions                                   (3,345)        (423)          --
Other book/tax differences net                          (1,400)      (1,090)      (1,880)
                                                   -----------  -----------  -----------

Taxable Income Before Adjustments                       21,272       20,182       19,677
  Less Capital Gains                                      (809)      (1,212)          --
                                                   -----------  -----------  -----------
  Adjusted taxable income subject
  To 90% Dividend Requirement                      $    20,463  $    18,970  $    19,677
                                                   ===========  ===========  ===========

-----------------------
Note 1. All adjustments to "GAAP Net Income From REIT Operations" are net of amount attributable to minority interest.

TAX STATUS OF DIVIDENDS PER SHARE:

                                       2001              2000              1999
                                -----------------  ----------------  ------------------
Dividends Paid per share
Ordinary income                 $ 1.4247    71.4%  $ 1.2573    65.0%  $ 1.4419    76.9%
Return of Capital                 0.5095    25.5%    0.5527    28.5%    0.4331    23.1%
Capital Gains                     0.0608     3.1%    0.1250     6.5%    0.0000     0.0%
                                --------  ------   --------  ------   --------  ------
                                $ 1.9950   100.0%  $ 1.9350   100.0%  $ 1.8750   100.0%
                                ========  ======   ========  ======   ========  ======


18.   SEGMENT INFORMATION (GLA AMOUNTS UNAUDITED)

      The following information presents the Company's three reportable segments - (1) regional malls, (2) community centers and (3) commercial Properties in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

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

      The regional mall segment consists of 18 regional malls in eight states containing approximately 10,414,000 square feet of Total GLA and which range in size from approximately 301,000 to 1,166,000 square feet of Total GLA.

      The community center segment consists of 25 Properties in eight states containing approximately 3,427,000 square feet of Total GLA and one freestanding retail Property containing approximately 2,000 square feet of GLA.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.   SEGMENT INFORMATION (GLA AMOUNTS UNAUDITED) (CONTINUED)

      The commercial Properties include six mixed-use commercial/business Properties with 38 commercial buildings containing approximately 1,355,000 square feet of GLA which are located primarily in the Salt Lake City, Utah area where the Company's headquarters is located.

      The table below presents information about the Company's reportable segments for the years ended December 31:

                                         REGIONAL     COMMUNITY    COMMERCIAL
                                          MALLS        CENTERS     PROPERTIES    OTHER       TOTAL
                                       ------------  -----------   -----------  ----------  ----------
2001
----
Total Revenues                         $    115,664  $    20,467    $    7,830  $      395  $  144,356
Property Operating Expenses (1)             (33,207)      (4,808)       (1,646)         --     (39,661)
                                       ------------  -----------    ----------  ----------  ----------
Property NOI (2)                             82,457       15,659         6,184         395     104,695
Unallocated Expenses (3)                         --           --            --     (65,933)    (65,933)
Unallocated Minority Interest (4)                --           --            --     (16,483)    (16,483)
Unallocated Other (5)                            --           --            --       5,083       5,083
Consolidated Net Income                          --           --            --          --      27,362
Additions to Real Estate Assets              13,266       14,127         1,013          --      28,406
Total Assets (6)                            665,677       88,704        29,332      12,059     795,772

2000
----
Total Revenues                         $    114,141  $    19,562    $    7,741  $      757  $  142,201
Property Operating Expenses (1)             (32,516)      (4,867)       (1,732)         --     (39,115)
                                       ------------  -----------    ----------  ----------  ----------
Property NOI (2)                             81,625       14,695         6,009         757     103,086
Unallocated Expenses (3)                         --           --            --     (66,517)    (66,517)
Unallocated Minority Interest (4)                --           --            --     (14,794)    (14,794)
Unallocated Other (5)                            --           --            --       1,922       1,922
Consolidated Net Income                          --           --            --          --      23,697
Additions to Real Estate Assets              34,130        1,801           764           9      36,704
Total Assets (6)                            656,553       85,425        29,782      14,071     785,831

1999
----
Total Revenues                         $    104,205  $    20,297    $    7,555  $    1,508  $  133,565
Property Operating Expenses (1)             (30,620)      (4,568)       (1,814)         --     (37,002)
                                       ------------  -----------    ----------  ----------  ----------
Property NOI (2)                             73,585       15,729         5,741       1,508      96,563
Unallocated Expenses (3)                         --           --            --     (60,185)    (60,185)
Unallocated Minority Interest (4)                --           --            --     (10,230)    (10,230)
Unallocated Other (5)                            --           --            --        (801)       (801)
Consolidated Net Income                          --           --            --          --      25,347
Additions to Real Estate Assets              55,593        6,094         1,133         125      62,945
Total Assets (6)                            641,871       84,329        30,837      19,189     776,226

-------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes, insurance, advertising and promotion expenses as listed in the consolidated statement of operations.
(2)  Total revenues  minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships and minority interest of the Operating Partnership preferred and common unitholders as listed in the consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate and extraordinary loss on extinguishment of debt as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.

                          JP REALTY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Financial information for each of the quarters in 2001 and 2000 are as follows:

                                                    FIRST       SECOND       THIRD       FOURTH         TOTAL
                                                -----------  -----------  -----------  -----------  ------------
YEAR ENDED 2001
---------------
Total Revenues                                  $    35,020  $    34,004  $    35,280  $    40,052  $    144,356
Income Before Extraordinary Item
 and Minority Interest                                8,423        8,180        8,947       18,224        43,774
Net Income                                            4,776        4,578        5,209       12,799        27,362
Basic Earnings Per Share                              0.290        0.280        0.320        0.790         1.680
Diluted Earnings Per Share                            0.290        0.280        0.320        0.780         1.670(1)
Dividend Declared Per Share                           0.495        0.495        0.495        0.510         1.995(2)

YEAR ENDED 2000
---------------
Total Revenues                                  $    32,899  $    34,254  $    35,200  $    39,848  $    142,201
Income Before Extraordinary Item and
 Minority Interest                                    8,076        9,910        8,123       13,034        39,143
Net Income                                            4,655        6,040        4,454        8,548        23,697
Basic Earnings Per Share                              0.280        0.370        0.270        0.530         1.450
Diluted Earnings Per Share                            0.280        0.370        0.270        0.530         1.450(1)
Dividend Declared Per Share                           0.480        0.480        0.480        0.495         1.935(2)

-----------------------
(1) The sum of quarterly earnings per share may differ from yearly totals due to rounding and the fluctuation of weighted average shares of stock on a quarterly basis.
(2) Of which $.510 and $.553 represents a non-taxable return of capital for 2001 and 2000, respectively.


20.   SUBSEQUENT EVENTS

      As of  January 28, 2002, the Operating  Partnership  had  reduced  its
borrowings under  the  2000  Credit  Facility  by  $7,000   from $124,000 to
$117,000.

                                                                     SCHEDULE II
                                    JP REALTY, INC.
                         VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                (DOLLARS IN THOUSANDS)

                                       BALANCE AT
                                       BEGINNING     CHARGED TO                BALANCE AT
                                        OF YEAR       EXPENSE     DEDUCTIONS   END OF YEAR
                                       ----------   -----------  -----------   -----------

Year ended December 31, 2001
Allowance for uncollectible accounts   $    1,368   $       898  $       846   $     1,420

Year ended December 31, 2000
Allowance for uncollectible accounts   $    1,217   $     1,396  $     1,245   $     1,368

Year ended December 31, 1999
Allowance for uncollectible accounts   $      741   $     1,479  $     1,003   $     1,217


                                                                  SCHEDULE III
                                JP REALTY, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (DOLLARS IN THOUSANDS)

                                                                 GROSS AMOUNT AT WHICH
                             INITIAL COSTS     CAPITALIZED     CARRIED AT CLOSE OF PERIOD                                    DEPREC-
                         ---------------------  SUBSEQUENT   ------------------------------                                    IABLE
              RELATED              BUILDING &       TO                 BUILDING &           ACCUMULATED    DATE OF      DATE   LIVES
DESCRIPTION ENCUMBRANCES   LAND   IMPROVEMENTS ACQUISITION(1)  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTION ACQUIRED YEARS
----------- ------------ -------- ------------ ------------- -------- ------------ -------- ------------ ------------ -------- -----
REGIONAL
MALLS
Animas
Valley
Mall,
Farmington,
NM                    -- $  3,902 $     24,059 $       7,167 $  3,902 $     31,226 $ 35,128 $      4,706           --     1995  1-40

Boise Towne
Square,
Boise,
ID                78,331    9,218           --        51,413    8,190       52,441   60,631       13,337      1987-88    1985-  4-40
                                                                                                                            86
Cache
Valley
Mall,
Logan, UT             --      909           --         8,729      648        8,990    9,638        5,419      1975-76    1973-  3-40
                                                                                                                            75
Cottonwood
Mall,
Holladay,
UT                    --    7,514       20,776        32,365    7,514       53,141   60,655       24,352      1981-87     1980  5-40

Eastridge
Mall,
Casper, WY            --    4,300       19,896        10,967    4,300       30,863   35,163        4,856           --     1995  2-40

Grand Teton
Mall, Idaho
Falls, ID             --    5,802       28,614         7,033    7,743       33,706   41,449        5,188           --     1996  5-40

Mall at
Sierra
Vista,
Sierra
Vista, AZ             --    1,660       16,068         3,000    1,623       19,105   20,728        1,492      1998-99     1998  3-40

North
Plains
Mall,
Clovis, MN            --    2,664           --        16,781    2,664       16,781   19,445        4,815      1984-85    1979-  6-40
                                                                                                                            84
NorthTown
Mall,
Spokane, WA       81,571    6,902      120,458        24,894    6,902      145,352  152,254       11,500      1997-98     1997  3-40

Pine Ridge
Mall,
Pocatello,
ID                    --    1,883           --        22,460    1,883       22,460   24,343       10,259      1979-81     1979  3-40

Provo
Towne
Centre,
Provo, UT         44,085   13,829       41,820        23,956   10,854       68,751   79,605        7,664      1997-98     1997    40

Red
Cliffs
Mall,
St. George,
UT                    --      903           --        13,984      903       13,984   14,887        3,821      1989-90     1989  4-40

Salem
Center,
Salem, OR             --    1,704       30,504         1,943    1,704       32,447   34,151        3,390           --     1997  4-40

Silver
Lake
Mall,
Coeur
d'Alene, ID           --    4,055       21,379           641    4,055       22,020   26,075        2,633           --     1997  2-40

Spokane
Valley
Mall,
Spokane, WA       47,340    6,645       34,341        24,974    6,152       59,808   65,960        8,707      1990-97     1990  5-40

Three
Rivers
Mall,
Kelso, WA             --    1,977           --        21,097    1,977       21,097   23,074        7,432      1986-87     1984  2-40

Visalia
Mall,
Visalia, CA           --    6,146       31,812         1,684    6,146       33,496   39,642        4,071           --     1997  5-40

White
Mountain
Mall,
Rock
Springs, WY           --    1,120           --        15,635    1,120       15,635   16,755        7,575      1977-78     1977  2-40

COMMUNITY
CENTERS
Alameda
Plaza,
Pocatello,
ID                    --      500           --         3,405      500        3,405    3,905        2,178         1973     1973 24-40

Anaheim
Plaza,
Anaheim, CA           --       --           --         2,099       --        2,099    2,099          204      1980-81     1979  7-40

Austin
Bluffs
Plaza,
Colorado
Springs, CO           --    1,488           --         1,890    1,488        1,890    3,378          748         1985     1979 10-40

Bailey
Hills
Plaza,
Eugene, OR            --      157           --           292      157          292      449           70      1988-89     1988    40

Baskin
Robbins
17th St.,
Idaho
Falls, ID             --        9           67             7        9           74       83           28           --     1988 10-40

Boise
Plaza,
Boise, ID             --      322           --         1,410      322        1,410    1,732        1,033      1970-71     1970    40

Boise
Towne
Plaza,
Boise, ID             --    3,316        4,243         2,884    3,324        7,119   10,443        1,397      1996-97     1994  3-40

Cottonwood
Square,
Salt Lake
City, UT              --    1,926        3,535            75    1,926        3,610    5,536          545           --     1995  5-40

Division
Crossing,
Portland,
OR                    --    2,429           --         4,500    2,429        4,500    6,929        1,269      1990-91     1990  3-40

Fort Union
Plaza,
Salt Lake
City, UT              --       21           --         1,663       21        1,663    1,684          779      1979-84       -- 10-40

Fremont
Plaza,
Las Vegas,
NV                    --       --           --         2,447       --        2,447    2,447        1,380      1976-80       --  3-40

Gateway
Crossing,
Bountiful,
UT                    --    3,644           --         9,756    3,644        9,756   13,400        1,960      1990-92     1990  5-40


                                                                  SCHEDULE III
                                JP REALTY, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (DOLLARS IN THOUSANDS)

                                                                 GROSS AMOUNT AT WHICH
                             INITIAL COSTS     CAPITALIZED     CARRIED AT CLOSE OF PERIOD                                    DEPREC-
                         ---------------------  SUBSEQUENT   ------------------------------                                    IABLE
              RELATED              BUILDING &       TO                 BUILDING &           ACCUMULATED    DATE OF      DATE   LIVES
DESCRIPTION ENCUMBRANCES   LAND   IMPROVEMENTS ACQUISITION(1)  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTION ACQUIRED YEARS
----------- ------------ -------- ------------ ------------- -------- ------------ -------- ------------ ------------ -------- -----
COMMUNITY
CENTERS
(CONTINUED)
Halsey
Crossing,
Gresham, OR           --       -- $         -- $       3,429 $     -- $      3,429 $  3,429 $        741      1989-91       --  5-40

North
Temple
Shops,
Salt Lake
City, UT              --       60           --           177       60          177      237          109         1970     1970 10-40

Orem Plaza
Center
Street,
Orem, UT              --      371          330         1,111      344        1,468    1,812          850      1976-87     1973  4-40

Orem Plaza
State
Street,
Orem, UT              --      126           --           712      126          712      838          413         1975     1973  5-40

Plaza 800,
Sparks, NV            --       33        2,969            45       33        3,014    3,047        1,966         1974       --  5-40

Plaza
9400,
Sandy, UT             --       --           --         4,591       --        4,591    4,591        2,453      1976-84       --    40

Red
Cliffs
Plaza,
St. George,
UT                    --       --        2,403           239       --        2,642    2,642          483      1994-95    1994- 10-40
                                                                                                                            95
River
Pointe
Plaza,
West
Jordan, UT            --    1,130           --         2,553    1,005        2,678    3,683        1,032      1987-88    1986-  3-40
                                                                                                                            87
Riverside
Plaza,
Provo, UT              --     427        1,886         4,544      427        6,430    6,857        2,142      1978-81     1977 10-40

Spokane
Valley
Mall
Plaza,
Spokane,
WA                     --   2,062        9,104            --    2,062        9,104   11,166           36         2001       -- 11-40
                       (2)
Twin
Falls
Crossing,
Twin
Falls, ID              --     125           --           776      125          776      901          484         1976     1975    40

University
Crossing,
Orem, UT               --     230           --         4,961      230        4,961    5,191        2,230      1971-92     1971 13-40

Woodlands
Village,
Flagstaff,
AZ                     --   2,068        5,329           368    2,068        5,697    7,765        1,048           --     1994  5-40

Yellowstone
Square,
Idaho
Falls, ID              --     355           --         5,218      355        5,218    5,573        3,048      1972-77     1972 10-40

COMMERCIAL
PROPERTIES
First
Security
Place,
Boise, ID              --     300           --         2,898      300        3,198    3,498        1,757      1978-80     1978    40

Price
Business
Center -
Commerce
Park,
West
Valley
City, UT               --     415        2,109         9,331    1,147       10,708   11,855        2,484         1980    1973-  2-40
                                                                                                                           95
Price
Business
Center-
Pioneer
Square,
Salt Lake
City, UT               --     658           --        10,419      648       10,429   11,077        4,142      1974-92     1973  2-40

Price
Business
Center-
South
Main,
Salt Lake
City, UT               --     317           --         2,315      291        2,341    2,632        1,231      1967-82    1966-  5-40
                                                                                                                            81
Price
Business
Center-
Timesquare,
Salt Lake
City, UT               --     581           --        10,304      545       10,340   10,885        5,010      1974-80    1972-  3-40
                                                                                                                            80
Sears-
Eastbay,
Provo, UT              --     275           --         2,202      275        2,202    2,477          665      1989-90     1989    40

OTHER
REAL
ESTATE
Miscel-
laneous
Real
Estate                --    1,963        1,341         9,232    4,461        7,775   12,236          814
            ------------ -------- ------------ ------------- -------- ------------ -------- ------------
TOTAL       $    251,327 $106,441 $    423,043 $     394,576 $106,602 $    817,458 $924,060 $    175,946
            ============ ======== ============ ============= ======== ============ ======== ============

(1) Included are development costs subsequent to acquisition or opening of property.
(2)   This property is encumbered with the Spokane Valley Mall loan facility.

                                     JP REALTY, INC.
                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (Dollars in thousands)

     A summary of activity for real estate investments and accumulated depreciation is as follows:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                            2001           2000           1999
                                        -----------    -----------    -----------
Real Estate Investments
 Balance at Beginning of Year           $   906,281    $   876,388    $   815,756
 Acquisitions                                    --             --             --
 Improvements                                28,406         36,704         62,945
 Disposition of Property                    (10,627)        (6,811)        (2,313)
                                        -----------    -----------    -----------
                                        $   924,060    $   906,281    $   876,388
                                        ===========    ===========    ===========
Balance at End of Year
Accumulated Depreciation
 Balance at Beginning of Year           $   154,574    $   135,027    $   114,136
 Depreciation                                27,763         26,099         23,204
 Depreciation of Disposed Property           (6,391)        (6,552)        (2,313)
                                        -----------    -----------    -----------
Balance at End of Year                  $   175,946    $   154,574    $   135,027
                                        ===========    ===========    ===========