Form 10-K/A
period 2001-12-31
JP REALTY INC
filed 2002-04-18
CIK 912080

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K/A
(Mark One)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $424,045,500 as of April 12, 2002. The aggregate market value has been computed based on a price of $26.34 per share, the closing price of the stock on the New York Stock Exchange on April 12, 2002.

                        Shares Outstanding at April 12, 2002
            16,311,033 Shares of Common Stock, par value $.0001 per share. 200,000 Shares of Price Group Stock, par value $.0001 per share.

                          DOCUMENTS INCORPORATED BY REFERENCE

     None

      Certain matters discussed under the captions "Business and Properties", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Annual Report on Form 10-K/A and the information incorporated by reference herein may constitute forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, terrorist activities, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.



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

      Based on total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties ("Total GLA")), the Company owns and operates the largest retail property portfolio in each of the states of Utah, Idaho and Wyoming, and is one of the leading owners and operators of retail shopping center properties throughout the Intermountain Region. As of December 31, 2001, the Company's retail portfolio contained an aggregate of 13,843,236 square feet of Total GLA and its commercial portfolio contained an aggregate of 1,354,774 square feet of gross leasable area (Company-owned leasable area within the Company's Properties ("GLA")). Based on Total GLA, the Company's retail Properties were approximately 93% leased as of December 31, 2001 and, based on GLA, its commercial Properties were approximately 96% leased as of that date. Segment information for the years ended December 31, 2001, 2000 and 1999 is included in the financial statements attached to this Annual Report on Form 10-K/A.

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


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information, as of December 31, 2001, with respect to the executive officers of the Company:


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


  JOHN PRICE, age 68, served as Chairman of the Board of Directors and Chief Executive Officer from September 1993 to March 14, 2002. Mr. Price formed Fairfax Realty, Inc. ("Fairfax"), the principal entity through which the business of the Predecessor Companies was conducted, in 1972 and its predecessor, John Price Associates, Inc., a construction company, in 1957. Mr. Price has developed and built substantial retail and commercial real estate properties during his 44 years in the real estate industry and has been involved in all facets of real estate development, construction, leasing, management and financing. As of December 31, 2001 Mr. Price was a member of the Board of Directors and the Executive Committee of Alta Industries-Utah, Inc. (a distributor of ferrous and nonferrous metals and a manufacturer of roofing, siding, and other structural components), a member of the National Association of Real Estate Investment Trusts Legislative Advisory Council, a member of the Board of Trustees and Management Committee of the Salt Lake Organizing Committee for the 2002 Winter Olympic Games, and a member of the Advisory Board of Wells Fargo Bank Northwest, N.A. Mr. Price was nominated by President George W. Bush to serve as the Ambassador of the United States of America to the Republic of Mauritius, the Federal and Islamic Republic of The Comoros and the Republic of Seychelles. On January 24, 2002, the United States Senate confirmed Mr. Price for the nominated position. Mr. Price was sworn in on February 8, 2002. Mr. Price retired from his position as Chairman of the Board of Directors, Director and Chief Executive Officer of the Company effective March 14, 2002. Mr. Price is a graduate of the University of Utah.


  G. REX FRAZIER has served as President, Chief Operating Officer and a Director since September 1993 and was also appointed Chief Executive Officer on March 14, 2002. Prior to January 1994, Mr. Frazier served as President and Chief Operating Officer of Fairfax since 1986, prior to which he had served as Executive Vice President, Vice President-Finance and Director of Finance. Mr. Frazier has been involved in the real estate industry since 1976. He is a certified public accountant and, prior to joining Fairfax, worked as an audit supervisor with Touche Ross & Company. Mr. Frazier is a graduate of the University of Utah.

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

  The following table sets forth, the high and low sales price per share of the Common Stock and the dividends declared per share for each of the quarters presented:

                                        SALES PRICE     DIVIDENDS
                                  --------------------  DECLARED
                                    HIGH        LOW     PER SHARE
                                  ---------   --------  --------
YEAR ENDED 12/31/00
            First Quarter          $18.5625   $15.5000    $0.480
            Second Quarter          19.8375    17.1250     0.480
            Third Quarter           18.9375    17.6250     0.480
            Fourth Quarter          18.5625    15.3750     0.495

YEAR ENDED 12/31/01
            First Quarter          $19.4500   $15.5000    $0.495
            Second Quarter          24.5000    18.2000     0.495
            Third Quarter           23.8500    19.6100     0.495
            Fourth Quarter          23.9700    20.2600     0.510

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

     The statements contained in this Annual Report of Form 10-K/A that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, terrorist activities, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Annual Report on Form 10-K/A.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the two most recent fiscal years, the Company has not experienced any changes in or disagreements with its independent auditors.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    Pursuant to the Company's Amended and Restated Articles of Incorporation and By-Laws, the Board of Directors of the Company shall be comprised of seven directors. The Board of Directors currently consists of six directors, G. Rex Frazier, Warren P. King, James A. Anderson, Allen P. Martindale, Sam W. Souvall and A. Blaine Huntsman. As of April 17, 2002 the vacancy on the Board of Directors created when John Price, the former Chairman of the Board of Directors, retired in connection with his appointment as an Ambassador of the United States has yet to be filled. The Board of Directors is divided into three classes, with Messrs. Frazier and Huntsman constituting the Class I directors, Messrs. King, Martindale and Souvall constituting the Class II directors and Mr. Anderson constituting the Class III director. One class of directors is elected at each Annual Meeting of the Company's stockholders for a term of three years. The term of the Class III directors expires at the 2002 Annual Meeting. The terms of the other two classes of directors expire at the 2003 Annual Meeting of Stockholders (Class I directors) and the 2004 Annual Meeting of Stockholders (Class II directors).

    Under the Company's Amended and Restated Articles of Incorporation, for the period that John Price, his spouse and children, any lineal descendants of any of the foregoing, any estates of any of the foregoing, any trusts created for their benefit, and entities which any of the foregoing control (together, the "Price Group") continue to hold a combined 10% or greater direct or indirect economic interest in Price Development Company, Limited Partnership, a Maryland limited partnership (the "Operating Partnership"), in which the Company holds an 81.8% controlling general partner interest and through which the Company conducts all of its business, the holders of Price Group Stock will elect two of the seven members of the Board of Directors and the holders of Common Stock and Price Group Stock, voting together as a single class, will elect the remaining five members of the Board of Directors. Of the directors serving on the Board of Directors during 2001, the holders of the Price Group Stock were responsible for the election of Mr. Huntsman, a Class I director, and Mr. Souvall, a Class II director.

CONTINUING CLASS I DIRECTORS

    The following information is furnished regarding the Class I directors (who will continue to serve on the Board of Directors until the 2003 Annual Meeting of Stockholders or until their respective successors are elected and qualified).

    G. REX FRAZIER, age 58, has served as President, Chief Operating Officer and a director of the Company since September 1993 and was also appointed Chief Executive Officer on March 14, 2002. From 1986 to 1994, Mr. Frazier served as President and Chief Operating Officer of Fairfax, prior to which he had served as Executive Vice President, Vice President - Finance and Director of Finance. Mr. Frazier has been involved in the real estate industry since 1976. He is a certified public accountant and, prior to joining Fairfax, worked as an audit supervisor with Touche Ross & Company. Mr. Frazier is a graduate of the University of Utah.

    A. BLAINE HUNTSMAN, age 66, has been a director of the Company since 2000. Since 1995, Mr. Huntsman has been a principal at Teton Creek Management Company (an investment management company). From 1988 to 1995, Mr. Huntsman served as Chairman of the Board and Chief Executive Officer of Olympus Capital Corporation (a holding company for Olympus Bank). Mr. Huntsman has also served on the Board of Directors of Zions Cooperative Mercantile Institution (from 1977 to 1999), Geneva Steel (from 1988 to 1996), Dean Witter Reynolds, Inc. (from 1978 to 1982), Kahler Realty Corporation (from 1994 to 1996) and Arcata Corporation (from 1978 to 1982). From 1975 to 1980, Mr. Huntsman was Dean of the Graduate School of Business and College of Business at the University of Utah and from 1969 to 1997 was a Professor of Finance at the David Eccles School of Business at the University of Utah. Mr. Huntsman received a bachelor's degree from University of Utah and a doctorate degree in economics from the University of Pennsylvania.

CONTINUING CLASS II DIRECTORS

    The following information is furnished regarding the Class II directors (who will continue to serve on the Board of Directors until the 2004 Annual Meeting of Stockholders or until their respective successors are elected and qualified).

    WARREN P. KING, age 64, has been a director since the formation of the Company, was appointed Vice Chairman of the Board of Directors in 1994 and was appointed Chairman of the Board of Directors on March 14, 2002. Prior to the formation of the Company, Mr. King served as Vice Chairman of the Board of Directors and Chairman of the Finance Committee of Fairfax Realty, Inc. ("Fairfax") beginning in 1977 and has been involved in the real estate industry since 1974. From 1978 to January 2001, Mr. King was President and Chief Executive Officer of Alta Industries - Utah, Inc. (a distributor of ferrous and nonferrous metals and a manufacturer of roofing, siding, and other structural components). Mr. King continues to be a director of Alta Industries - Utah, Inc. He is a certified public accountant and is a graduate of Stevens Henager Business College.

    ALLEN P. MARTINDALE, age 70, has been a director since the formation of the Company. Since 1988, Mr. Martindale has served as the President of A.P.M. Associates (a management consulting firm). Mr. Martindale has served as a director of Smith's Food and Drug Center, Inc. (a retail food and drug store) since 1970 and has served such company in several senior executive capacities since that date, including as Chairman of the Board of Directors and Chief Executive Officer. He also served as President and Chief Executive Officer of Arden-Mayfair from 1964 to 1970. Mr. Martindale is a certified public accountant and a graduate of the University of California at Los Angeles.

    SAM W. SOUVALL, age 82, has been a director since the formation of the Company. Since 1979, Mr. Souvall has been Chairman of the Board of Alta Industries - Utah, Inc. From 1972 to 1984, Mr. Souvall served as a director of Valley Bank & Trust Company and as the Chairman of its Board of Directors from 1984 to 1988. Mr. Souvall also served as Chairman of the Board of Directors of Utah Bancorporation from 1980 to 1988 and as President and Chief Executive Officer of Souvall Bros. Intermountain Wholesalers from 1946 to 1969.

CONTINUING CLASS III DIRECTORS

    The following information is furnished regarding the Class III director (who will continue to serve on the Board of Directors until the 2002 Annual Meeting of Stockholders or his successor is elected and qualified.

    JAMES A. ANDERSON, age 67, has been a director since the formation of the Company. From 1978 to 1993, Mr. Anderson was the Chairman of the Board of Directors of the State of California Mining and Geology Board. He also was the Executive Vice President of Fulcrum Management, Inc. (a public and private natural resource venture capital investment company) from 1987 to 1991, and was a director of Venture Trident Ltd. Partnership (the parent company of Fulcrum Management, Inc.). He also served as a director of Homestake Mining Company from 1980 to 1987 and as Executive Vice President from 1979 to 1987. Mr. Anderson received his bachelor's degree in geological engineering from the University of Utah, a master's degree in mining geology and a doctorate degree in economic geology from Harvard University and a degree in business administration from the Stanford University Executive Program.

    Vacancies occurring on the Board of Directors as a result of the removal of a director (i) for cause may be filled by either the stockholders of the Company or a majority of the remaining directors of (ii) for any other cause, including an increase in the size of the Board of Directors, may be filled by a majority of the remaining directors. Vacancies occurring on the Board of Directors as a result of the death, resignation, removal or retirement of a director elected by the holders of Price Group Stock shall be filled by holders representing a majority of the outstanding shares of Price Group Stock. In addition, any change in the size of the Board of Directors must be approved by holders representing a majority of the outstanding shares of Price Group Stock.

    There is no familial relationship among any of the members of the Board of Directors or executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

    Based on review of the copies of such reports and amendments thereto furnished to the Company in 2001, 2000 and 1999 and representations from the Company's directors, executive officers and 10% Stockholders that no other reports were required to be filed, the Company believes that for the year ended December 31, 2001 the Company's directors, executive officers and 10% Stockholders complied with all Section 16(a) filing requirements applicable to them.

EXECUTIVE OFFICERS

    Information regarding the Company's Executive Officers appears in Item 4A of Part I of this Annual Report on Form 10-K/A.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

    The following table sets forth certain information concerning the compensation paid by the Company in 2001, 2000 and 1999 to its Chief Executive Officer and Chairman of the Board of Directors and to its President and Chief Operating Officer, Vice President and General Counsel, Vice President - Chief Financial Officer and Treasurer and Vice President - Chief Investment Officer and Secretary, which are the Company's four most highly compensated executive officers other than the Chief Executive Officer (together with the Chief Executive Officer, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                               Annual Compensation          Long-Term
                                                                        Compensation Awards
                                                                       ---------------------
     Name and Principal                                                     Securities            All Other
          Positions                 Year     Salary ($)   Bonus ($)(1) Underlying Options (#)  Compensation ($)
                                  -------- -------------- ------------ ---------------------- -------------------
John Price(2)                       2001         $148,076      $76,388                     --         $10,838 (3)
Chairman of the Board               2000          142,360       42,000                     --           9,099 (4)
and Chief Executive Officer         1999          136,360       70,350                  9,000           8,844 (5)

G. Rex Frazier                      2001         $159,076      $82,163                     --         $10,411 (3)
President and                       2000          152,360       45,000                     --           8,643 (4)
Chief Operating Officer             1999          146,360       75,600                  9,000           7,861 (5)

David R. Sabey                      2001         $120,576      $27,258                     --          $8,884 (3)
Vice President and                  2000          115,860       14,982                     --           7,299 (4)
General Counsel                     1999          112,360       25,410                  6,000           6,428 (5)

M. Scott Collins                    2001         $113,076      $38,675                     --          $8,781 (3)
Vice President -                    2000          108,360       21,200                     --           7,073 (4)
Chief Financial Officer             1999          104,360       35,700                  6,000           6,080 (5)
and Treasurer

Paul K. Mendenhall                  2001          $99,076      $33,775                     --          $8,434 (3)
Vice President -                    2000           94,860       18,600                     --           6,741 (4)
Chief Investment Officer and        1999           91,360       31,150                  5,000           5,969 (5)
Secretary

----------------------
(1) Bonuses received for 2001, 2000 and 1999 were paid in February of 2002, 2001 and 2000, respectively.

(2) Mr. Price received a minimum of $100,000 in annual compensation and participates in other standard benefit programs available to senior executives generally pursuant to a year-to-year employment and non-competition agreement that was entered into on January 21, 1994, the closing date of the Company's initial public offering.

(3) Amounts received in 2001 for each of the Named Executive Officers are as follows:

                          HEALTH           LIFE                         RETIREMENT
                        INSURANCE        INSURANCE      401(K) PLAN        PLAN         TOTAL
                       -------------------------------------------------------------------------
John Price                   $4,336           $1,143          $1,000         $4,359      $10,838
G. Rex Frazier                4,336              387           1,000          4,687       10,411
David R. Sabey                4,336              135           1,000          3,413        8,884
M. Scott Collins              4,336              135           1,000          3,310        8,781
Paul K. Mendenhall            4,336              207           1,000          2,890        8,434

(4) Amounts received in 2000 for each of the Named Executive Officers are as follows:

                          HEALTH           LIFE                         RETIREMENT
                        INSURANCE        INSURANCE      401(K) PLAN        PLAN         TOTAL
                       -------------------------------------------------------------------------
 John Price                  $2,763           $1,143          $1,000         $4,193       $9,099
 G. Rex Frazier               2,763              387           1,000          4,493        8,643
 David R. Sabey               2,763              135           1,000          3,401        7,299
 M. Scott Collins             2,763              135           1,000          3,175        7,073
 Paul K. Mendenhall           2,763              207           1,000          2,771        6,741

(5) Amounts received in 1999 for each of the Named Executive Officers are as follows:

                          HEALTH           LIFE                         RETIREMENT
                        INSURANCE        INSURANCE      401(K) PLAN        PLAN         TOTAL
                       -------------------------------------------------------------------------
 John Price                  $1,870           $1,890          $1,000         $4,084       $8,844
 G. Rex Frazier               1,870              675           1,000          4,316        7,861
 David R. Sabey               1,870              261           1,000          3,297        6,428
 M. Scott Collins             1,870              153           1,000          3,057        6,080
 Paul K. Mendenhall           1,870              432           1,000          2,667        5,969

OPTION GRANTS FOR CALENDAR YEAR 2001

No options were granted to any of the Named Executive Officers during 2001.

OPTION EXERCISES/VALUES OF UNEXERCISED OPTIONS

The following table sets forth as to each of the Named Executive Officers information with respect to option exercises during 2001 and unexercised options on December 31, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES(1)

                          Shares                          Number of Securities              Value of Unexercised
                         Acquired                        Underlying Unexercised             In-the-Money Options
                            on            Value       Options at Fiscal Year-End (#)       at Fiscal Year-End ($)(2)
                                                      -------------------------------------------------------------------
        Name            Exercise(#)     Realized($)     Exercisable      Unexercisable     Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------------------
John Price                          0              $0         225,500              8,000      $1,371,830       $   17,055
G. Rex Frazier                      0               0          71,515              8,000         368,935           17,055
David R. Sabey                      0               0          31,100              4,000         162,311           11,370
M. Scott Collins                4,000          19,100          15,000             12,000               0           11,370
Paul K. Mendenhall             32,477         146,376          16,000              5,666          38,100            9,471

------------------
(1)         No stock appreciation rights are held by any of the Named Executive Officers.
(2)         In accordance with the rules of the Commission, values are calculated by subtracting the exercise price of an option from the fair market value of the underlying common stock.  At December 31, 2001, the exercise prices of all outstanding options ranged from $17.50 to $25.38.  For purposes of this table, fair market value of the Company's Common Stock is deemed to be $23.81, the closing price of the Common Stock reported on the New York Stock Exchange on December 31, 2001.

REPORT ON EXECUTIVE COMPENSATION

    This report is presented to describe the compensation policies applied by the Executive Compensation Committee of the Board of Directors with regard to the Company's executive officers and the basis for the compensation of John Price, Chief Executive Officer of the Company, for the year 2001.

    COMPENSATION PHILOSOPHY. The Company's compensation program for executive officers is based upon a desire to achieve both its short-term and long-term business goals and strategies with a view to enhancing stockholder value. To achieve its goals, the Company recognizes that it must adopt a compensation program that will attract, retain and motivate qualified and experienced executive officers and that its compensation program should align the financial interests of its executive officers with those of its stockholders.

    COMPENSATION OF EXECUTIVE OFFICERS (OTHER THAN THE CHIEF EXECUTIVE OFFICER). Each year, the Executive Compensation Committee reviews the compensation of each executive officer of the Company for the previous year. In approving the 2001 annual salary for each of the executive officers, the Executive Compensation Committee considered several factors, including the individual's salary for the previous year, the individual's anticipated bonus (if any) for the previous year, the scope of the individual's responsibilities, the recommendations of management as to salary and bonus formula for the subsequent year, the Company's historical financial results and the Company's anticipated financial performance. The compensation determination for each individual was largely subjective and no specific weight was given to any particular factor. In addition to their base salaries, the executive officers of the Company are eligible to participate in the Management Incentive Compensation Plan described below and to receive discretionary bonuses tied to their individual performances and the overall performance of the Company.

    COMPENSATION OF CHIEF EXECUTIVE OFFICER. The Executive Compensation Committee determined the 2001 annual salary for John Price, Chief Executive Officer of the Company, based upon a number of factors and criteria, including the Company's historical financial results, the Company's anticipated financial performance and the requirements of Mr. Price. As Chief Executive Officer, Mr. Price is also eligible to participate in the Management Incentive Compensation Plan described below and to receive discretionary bonuses tied to his individual performance and the overall performance of the Company.

    1993 STOCK OPTION PLAN. The Company believes that providing executive officers with opportunities to acquire significant equity stakes in its growth and prosperity through the grant of stock options will enable the Company to attract and retain qualified and experienced executive officers. Stock options represent a valuable portion of the compensation program for the Company's executive officers. Stock options are generally awarded to executive officers at the time that they join the Company and periodically thereafter. The exercise price of stock options has thus been tied to the market value of the Company's Common Stock on the date of the grant and will have value only if the market value of the Common Stock increases. The size of the initial grants of stock options made to the existing executive officers (other than M. Scott Collins) was determined in connection with the formation of the Company. As of December 31, 2001, there have been only three additional grants of stock options to executive officers under the plan since the formation of the Company. Future grants of stock options to executive officers will generally be made by the Executive Compensation Committee upon the recommendation of management and will be based upon the level of each executive officer's position in the Company, an evaluation of the executive officer's past and expected future performance, the number of outstanding and previously granted options and discussions with the executive officer.

    MANAGEMENT INCENTIVE COMPENSATION PLAN. The Company established an incentive compensation plan for its executive officers beginning in 1995. The plan provides that each executive officer will earn a cash bonus for a particular calendar year equal to a percentage of such executive officer's annual base salary provided that the Company's funds from operations per share of Common Stock increase at specified levels as compared to the previous year. The Executive Compensation Committee will review this plan at the end of each fiscal year to determine if it should be retained or revised to take into consideration future developments.

                       Executive Compensation Committee
                           WARREN P. KING, CHAIRMAN
                               JAMES A. ANDERSON
                                SAM W. SOUVALL

COMPENSATION OF DIRECTORS

    During 2001, the Company paid an annual fee of $18,000 to its non-employee directors. Directors who are employees of the Company are not paid a director fee. The Company reimburses directors for travel expenses incurred in connection with their activities on behalf of the Company. In addition, on the date of each Annual Meeting of the Company's stockholders, each non-employee director then in office receives an annual grant of options to purchase 1,000 shares of Common Stock at the then current market price. Additionally, each non-employee director is granted options to purchase 10,000 shares of Common Stock at the then current market price upon becoming a member of the Executive Committee and options to purchase an additional 2,000 shares at the then current market price on the date of each Annual Meeting of the Company's stockholders thereafter that such non-employee director continues to be a member of the Executive Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    John Price, Chief Executive Officer of the Company, was a director of Alta Industries - Utah, Inc. until January 31, 2002 and, during 2001, Warren P. King, a director of the Company and the Chairman of the Executive Compensation Committee of the Company's Board of Directors, was a director of Alta Industries - Utah, Inc.

SHARE PERFORMANCE GRAPH

    The graph and table set forth below compare the cumulative total stockholder return on the Company's Common Stock, for the period of December 31, 1996 through December 31, 2001, with the NAREIT Equity Retail REIT Total Return Index, the NAREIT Equity Mall REIT Total Return Index and the S&P 500 Index for the same period. The graph and table assume an investment of $100 in the Common Stock and each index on or about December 31, 1996 and the reinvestment of all dividends.



                    [SHARE PERFORMANCE GRAPH APPEARS HERE]



                          DEC. 31,        DEC. 31,        DEC. 31,        DEC. 31,       DEC. 31,       DEC. 31,
                            1996            1997            1998            1999           2000           2001
                       ------------------------------------------------------------------------------------------
Equity Retail REIT         100.00          116.95          111.40            98.29        115.95         151.22
Equity Mall REIT           100.00          113.70          110.72            94.58        116.81         154.04
S & P 500 Index            100.00          133.36          171.48           207.56        188.66         166.24
JP Realty, Inc.            100.00          107.40           88.31            78.00         87.71         145.20


    There can be no assurance that the Company's share performance will continue into the future with trends the same or similar to those depicted in the graph above. The Company will not make or endorse any predictions as to future share performance.

    The foregoing Report on Executive Compensation and Share Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that the Company specifically incorporates such reports or graph by reference and shall not otherwise be deemed filed under such acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERS AND MANAGEMENT

    The following table sets forth certain information as of April 12, 2002, regarding the beneficial ownership of our common stock and Price Group stock with respect to (i) each person known to us to be the beneficial owner of 5% or more of our outstanding shares of common stock and Price Group stock; (ii) the Named Executive Officers; (iii) our directors; and (iv) all of our directors, executive officers and Named Executive Officers as a group.



BENEFICIAL OWNERSHIP TABLE(1)

           NAME AND BUSINESS ADDRESS            SHARES BENEFICIALLY      PERCENT OF
            OF BENEFICIAL OWNER(2)                     OWNED               SHARES
----------------------------------------------  -------------------  ----------------
John Price(3)                                             3,287,468            16.86%
Warren P. King(4)                                           207,982             1.25%
G. Rex Frazier(5)                                           114,865                 *
Paul K. Mendenhall(6)                                         9,017                 *
David R. Sabey(7)                                             1,961                 *
Sam W. Souvall(8)                                            59,261                 *
Allen P. Martindale(9)                                       32,000                 *
A. Blaine Huntsman(10)                                       27,010                 0
James A. Anderson(11)                                        13,000                 0
All of our directors, Named Executive Officers
 and executive officers as a group (13 Persons)           3,775,643            19.00%
Fairfax Realty, Inc.(12)
 35 Century Park-Way Salt Lake City, UT 84115             2,966,313            15.43%
Fairfax Holding, L.L.C.(13)
 35 Century Park-Way Salt Lake City, UT 84115             2,966,313            15.43%
Cohen & Steers Capital Management, Inc.(14)
 757 Third Avenue New York, NY 10017                      1,119,335             6.78%

---------------
*   An asterisk indicates ownership of less than 1%.

(1) For purposes of this table, a person is deemed to be the beneficial owner of shares of common stock if that person has the right to acquire such shares within 60 days of the Record Date, by the exercise of any stock option or any other right to convert or exchange outstanding securities. We are the sole general partner of, and own the controlling general partner interest in, Price Development Company. Units of limited partner interests in Price Development Company are exchangeable, at the option of the holders thereof, for shares of common stock on a one-for-one basis (subject to adjustment in the event of stock splits, dividends, combinations or reclassifications). Operating partnerships units and stock options held by a person are deemed to have been exchanged or exercised for the purpose of computing the percentage of outstanding shares of common stock beneficially owned by such person, but shall not be deemed to have been exchanged or exercised for the purpose of computing the percentage of outstanding shares of common stock beneficially owned by any other person. We have the right to convert any outstanding shares of Price Group stock on a one-for-one basis into shares of common stock, in the event that the combined direct or indirect economic interest held by the holders of Price Group stock in Price Development Company falls below 10%. Even though such economic interest held by the holders of Price Group stock is not below the 10% level, for purposes of this table, shares of Price Group stock are deemed to be converted into an equivalent number of shares of common stock. Additionally, for the purposes of this table, a person or entity shall be deemed to be a beneficial owner of shares of common stock if such person or entity has or shares either investment or voting power with respect to such shares.

(2) The business address of each officer and director named herein is JP Realty, Inc., 35 Century Park-Way, Salt Lake City, UT 84115.
(3) Includes  (i) 13,841 common operating partnership units held by Mr.  Price,
    (ii) 2,713,313 common operating partnership units, 53,000 shares of common stock and 200,000 shares of Price Group stock held by Fairfax Holding, L.L.C., a limited liability company in which Mr. Price holds an approximate 85% direct and indirect interest, (iii) 27,814 common operating partnership units held by JPET II, and (iv) options to purchase 233,500 shares of common stock. Mr. Price, through his control of Fairfax Holding and JPET II, exercises sole investment and voting power over the common operating partnership units, shares of common stock and shares of Price Group stock held by such entities and disclaims beneficial ownership of the common operating partnership units, shares of common stock and shares of Price Group stock held by Fairfax Holding and JPET II, except to the extent of his approximate 85% interest in Fairfax Holding and his approximate 1% interest in JPET II. In connection with the execution of a definitive merger agreement on March 3, 2002 pursuant to which JP Realty, Inc. will merge into General Growth Properties, Inc., Mr. Price and certain of his affiliates have entered into a voting agreement, pursuant to which General Growth Properties, Inc. has voting control over the shares of common stock, Price Group stock and common operating partnership units which Mr. Price and certain of his affiliates beneficially own as of the record date.
(4) Includes (i) 81,176 common operating partnership units held by Mr. King either directly or through other partnership interests, (ii) 16,218 common operating partnership units held by Mr. King's wife, Florence K. King through another partnership interest, (iii) 12,685 common operating partnership units held by Mr. King's son, Michael T. King through a partnership interest of which Mr. King disclaims an ownership interest,
    (iv) 28,903 common operating partnership units held by W. P. King and Company, a family partnership, through ownership of other partnership interests, for the benefit of Mr. and Mrs. King's children and grandchildren of which Mr. and Mrs. King have a 2.34% ownership interest and (v) options to purchase 39,000 shares of our common stock.
(5) Includes (i) 31,831 common operating partnership units and (ii) options to purchase 77,015 shares of common stock.
(6) Includes (i) 7,187 common operating partnership units.
(7) Includes (i) 1,595 common operating partnership units.
(8) Includes (i) 23,371 common operating partnership units held by Sam W. Souvall Trust and (ii) options to purchase 13,000 shares of common stock. Of the shares of common stock reported, 11.300 shares are owned by S. W. Souvall Company, a limited liability company in which Mr. Souvall has no ownership but which Mr. Souvall maintains managerial and voting rights and 2,300 shares are owned by Sary Enterprises, a limited liability company in which Mr. And Mrs. Souvall own 2.2%.
(9) Includes options to purchase 5,000 shares of common stock.
(10)Includes (i) 25,010 shares of common stock held by certain retirement plans beneficially owned by Mr. Huntsman and (ii) options to purchase 2,000 shares of common stock.
(11)Includes options to purchase 13,000 shares of common stock.
(12)Includes 2,713,313 common operating partnership units, 53,000 shares of common stock and 200,000 shares of Price Group stock held by Fairfax Holding. Fairfax Holding exercises shared investment and voting power with respect to the common operating partnership units, shares of common stock and shares of Price Group stock held by Fairfax Holding and disclaims beneficial ownership of such common operating partnership units, shares of common stock and shares of Price Group stock, except to the extent of its approximate 44% interest in Fairfax Holding. All securities beneficially owned by Fairfax Holding are additionally identified as being beneficially owned by Mr. Price and Fairfax Holding and, further, are subject to the terms of the Voting Agreement described on p. 42.
(13)Includes 2,713,313 common operating partnership units, 53,000 shares of common stock and 200,000 shares of Price Group stock. All securities beneficially owned by Fairfax Holding are additionally identified as being beneficially owned by Mr. Price and Fairfax Holding and, further, are subject to the terms of the Voting Agreement described on p. 42.
(14)On its Schedule 13G filed with the SEC on February 13, 2002, Cohen & Steers Capital Management, Inc. reported sole voting power with respect to 1,503,235 shares of common Stock beneficially owned by them and sole dispositive power with respect to 1,119,335 shares of common stock beneficially

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT CONTRACTS

    The Company provided third-party management services for certain properties owned directly or indirectly by John Price, Chairman of the Board of Directors and Chief Executive Officer of the Company, as follows: (i) an office building located in Salt Lake City, Utah, the owner of which paid the Company a management fee of $121,000, $118,000 and $113,000 in 2001, 2000 and 1999,
respectively (Fairfax, a company which is wholly-owned by Mr. Price, is a general partner of the owner of this building); (ii) five commercial buildings located in Albuquerque, New Mexico, Creve Coeur, Missouri, Dallas, Texas, Escondido, California and Houston, Texas, respectively, the owner of which paid the Company a management fee of $18,000, $20,000 and $6,000 in 2001, 2000 and 1999, respectively (Mr. Price is the general partner of the owner of these buildings); and (iii) an office building located in Park City, Utah, the owner of which paid the Company a management fee of $5,000 and $2,000 in 2001 and 2000, respectively (owned by Mr. Price and his family).

COMPUTER SERVICES

    The Company contracted for computer services from Alta Computer Services, Inc. ("Alta Computer"). Alta Computer is majority owned by John Price, Chairman of the Board of Directors and Chief Executive Officer of the Company, Warren P. King, a director of the Company, and Sam W. Souvall, a director of the Company. The Company paid $110,000, $154,000 and $192,000 in 2001, 2000 and 1999, respectively, for such services.

ACCOUNTING AND MANAGEMENT SERVICES

    The Company has entered into a management agreement under which it performs certain accounting and management functions on behalf of Fairfax. Management fees collected by the Company under this agreement totaled $72,000 for each of the three years ended December 31, 2001.



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

                                             JP REALTY, INC.
                                             By:  /s/ M. SCOTT COLLINS
                                             ------------------------------
                                                 M. Scott Collins
                                                 Vice President, Chief Financial Officer
                                                 and Treasurer (Principal Financial and
                                                 Accounting Officer)

Date:  April 17, 2002

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

                                                                    EXHIBIT 23



                  CONSENT OF INDEPENDENT ACCOUNTANTS
                  ----------------------------------

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 33-93752, No. 333-3624, No. 333-34835, No. 333-
34835-01) and Registration Statement Form S-8 (No. 333-3550) of JP Realty, Inc. of our report dated January 30, 2002, relating to the consolidated financial statements and financial statements schedules, which appears in JP Realty, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2001.




 /s/ PRICEWATERHOUSECOOPERS LLP
--------------------------------
PricewaterhouseCoopers LLP
Salt Lake City, Utah
April 17, 2002

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